Form 10-Q
period 2024-03-31
FIRST KEYSTONE CORP
filed 2024-06-03
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 6,153,283 shares as of May 31, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	March 31,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$9,945	$9,462
Interest-bearing deposits in other banks	5,296	7,551
Total cash and cash equivalents	15,241	17,013
Debt securities available-for-sale, at fair value	409,007	392,968
Marketable equity securities, at fair value	1,297	1,482
Restricted investment in bank stocks, at cost	10,950	10,885

Loans	909,362	910,864
Loans held for sale	109	214
Allowance for credit losses	(7,196)	(6,925)
Net loans	902,275	904,153
Premises and equipment, net	19,835	19,611
Operating lease right-of-use assets	1,479	1,472
Accrued interest receivable	5,291	5,201
Cash surrender value of bank owned life insurance	26,172	26,010
Investments in low-income housing partnerships	5,756	5,961
Goodwill	—	19,133
Deferred income taxes	8,619	8,695
Other assets	3,776	3,286
TOTAL ASSETS	$1,409,698	$1,415,870

LIABILITIES
Deposits:
Non-interest bearing	$204,984	$198,569
Interest bearing	776,667	781,870
Total deposits	981,651	980,439
Short-term borrowings	166,285	153,468
Long-term borrowings	122,000	122,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	1,987	1,976
Accrued interest payable	3,109	2,823
Other liabilities	5,955	8,549
TOTAL LIABILITIES	1,305,987	1,294,255

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of March 31, 2024 and December 31, 2023; issued 0 as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of March 31, 2024 and December 31, 2023; issued 6,384,894 as of March 31, 2024 and 6,352,665 as of December 31, 2023; outstanding 6,153,283 as of March 31, 2024 and 6,121,054 as of December 31, 2023	12,770	12,705
Surplus	44,400	44,004
Retained earnings	80,169	100,260
Accumulated other comprehensive loss	(27,919)	(29,645)
Treasury stock, at cost, 231,611 shares as of March 31, 2024 and December 31, 2023	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	103,711	121,615
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,409,698	$1,415,870

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31,
	2024	2023

INTEREST INCOME
INTEREST INCOME
Interest and fees on loans	$12,020	$9,911
Interest and dividend income on securities:
Taxable	4,341	2,868
Tax-exempt	273	350
Dividends	12	12
Dividend income on restricted investment in bank stocks	235	164
Interest on interest-bearing deposits in other banks	65	2
Total interest income	16,946	13,307
INTEREST EXPENSE
Interest on deposits	5,954	3,051
Interest on short-term borrowings	1,966	2,047
Interest on long-term borrowings	1,278	132
Interest on subordinated debt	273	273
Total interest expense	9,471	5,503
Net interest income	7,475	7,804
Provision for credit losses	264	—
Net interest income after provision for credit losses	7,211	7,804
NON-INTEREST INCOME
Trust department	244	230
Service charges and fees	525	525
Increase in cash surrender value of life insurance	162	149
ATM fees and debit card income	517	532
Net gains on sales of mortgage loans	11	17
Net securities losses	(184)	(56)
Other	69	55
Total non-interest income	1,344	1,452
NON-INTEREST EXPENSE
Salaries and employee benefits	4,554	4,386
Occupancy, net	565	528
Furniture and equipment expense	152	152
Computer expense	369	363
Professional services	433	435
Pennsylvania shares tax	206	241
FDIC insurance, net	188	176
ATM and debit card fees	222	307
Data processing fees	289	312
Advertising	104	74
Goodwill Impairment	19,133	—
Other	930	779
Total non-interest expense	27,145	7,753
Income before income tax (benefit) expense	(18,590)	1,503
Income tax (benefit) expense	(213)	146
NET (LOSS) INCOME	$(18,377)	$1,357
PER SHARE DATA
Net (loss) income per share:
Basic	$(3.00)	$0.23
Diluted	(3.00)	0.23
Dividends per share	0.28	0.28

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31,
	2024	2023

Net (loss) income	$(18,377)	$1,357

Other comprehensive income:
Unrealized net holding (losses) gains on debt securities available-for-sale arising during the period, net of income taxes of $(177) and $1,025, respectively	(667)	3,856

Less reclassification adjustment for net gains included in net income, net of income taxes of $(0) and $(21), respectively (a) (b)	—	(78)

Fair value adjustment on derivatives, net of income tax benefit of $586 and $0, respectively	2,393	—

Total other comprehensive income	1,726	3,778

Total comprehensive (loss) income	$(16,651)	$5,135

______________________________

(a)	Gross amounts are included in net securities losses on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2024	6,352,665	$12,705	$44,004	$100,260	$(29,645)	$(5,709)	$121,615
Net loss				(18,377)			(18,377)
Other comprehensive income, net of taxes					1,726		1,726
Issuance of common stock under dividend reinvestment plan	32,229	65	396				461
Dividends - $0.28 per share				(1,714)			(1,714)
Balance at March 31, 2024	6,384,894	$12,770	$44,400	$80,169	$(27,919)	$(5,709)	$103,711

Balance at January 1, 2023	6,250,763	$12,502	$42,439	$100,712	$(29,558)	$(5,709)	$120,386
Cumulative effect of adoption of ASU No. 2016-13				768			768
Net income				1,357			1,357
Other comprehensive income, net of taxes					3,778		3,778
Issuance of common stock under dividend reinvestment plan	20,787	41	381				422
Dividends - $0.28 per share				(1,685)			(1,685)
Balance at March 31, 2023	6,271,550	$12,543	$42,820	$101,152	$(25,780)	$(5,709)	$125,026

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

(Dollars in thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(18,377)	$1,357
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses on loans	264	—
Provision for credit losses on unfunded commitments	20	22
Goodwill impairment	19,133	—
Depreciation and amortization	278	253
Net premium amortization on securities	251	400
Deferred income tax benefit	(333)	(6)
Common stock issued	445	409
Net gains on sales of mortgage loans	(11)	(17)
Proceeds from sales of mortgage loans originated for sale	463	451
Originations of mortgage loans originated for sale	(348)	(478)
Net securities losses	184	56
(Increase) decrease in accrued interest receivable	(90)	356
Increase in cash surrender value of bank owned life insurance	(162)	(149)
Net losses on disposals of premises and equipment	2	2
Increase in other assets	(500)	(706)
Amortization of investment in low-income housing partnerships	205	53
Increase in accrued interest payable	286	726
Increase (decrease) increase in other liabilities	338	(5,147)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,048	(2,418)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities and debt securities available-for-sale	—	23,230
Proceeds from maturities and redemptions of debt securities available-for-sale	21,990	8,425
Purchases of debt securities available-for-sale	(39,124)	—
Net change in restricted investment in bank stocks	(65)	(1,216)
Net decrease (increase) in loans	1,510	(3,683)
Purchase of premises and equipment	(446)	(868)
Purchase of investment in real estate venture	—	(1,113)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(16,135)	24,775
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,212	(45,584)
Net increase in short-term borrowings	12,817	26,489
Repayment of finance lease obligations	—	(2)
Dividends paid	(1,714)	(1,685)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,315	(20,782)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,772)	1,575
CASH AND CASH EQUIVALENTS, BEGINNING	17,013	10,738
CASH AND CASH EQUIVALENTS, ENDING	$15,241	$12,313

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$9,185	$4,777
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock subscription receivable	16	13
Right-of-use assets obtained in exchange for lease liabilities	33	33

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2024 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Adopted ASUs:

There were no ASUs adopted during the first quarter of 2024.

Pending ASUs:

In December of 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures related to the rate reconciliation and information related to income taxes paid. The ASU was issued to enhance transparency and decision usefulness of income tax disclosures. The standard requires: 1. consistent categories and greater disaggregation of information in the rate reconciliation, and 2. income taxes paid, net of refunds received, disaggregated by jurisdiction based on an established threshold. The amendments in this ASU will be applied on a prospective basis and retrospective application is permitted. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years beginning after December 15, 2024. Early adoption is permitted for all entities in any interim period. The Company is currently evaluating the provisions of ASU 2023-09 and does not expect the adoption of the standard to have a material impact on the Company’s financial statements.

NOTE 3 — SECURITIES

Debt Securities

The Company classifies its securities as either “Held-to-Maturity” or “Available-for-Sale” at the time of purchase. Securities are accounted for on a trade date basis. Debt securities are classified as Held-to-Maturity when the Company has the ability and positive intent to hold the securities to maturity. Securities classified as Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity. At March 31, 2024 and December 31, 2023, all debt securities held were classified as available-for-sale.

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

There was no allowance for credit losses for Available-For-Sale debt securities as of March 31, 2024; therefore, it is not present in the table below. The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as Available-For-Sale were as follows at March 31, 2024 and December 31, 2023:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2024:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,889	$—	$(909)	$6,980
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	160,828	72	(15,291)	145,609
Other	6,598	97	(50)	6,645
Other mortgage backed securities	41,086	125	(2,564)	38,647
Obligations of state and political subdivisions	96,053	19	(10,786)	85,286
Asset-backed securities	93,242	274	(643)	92,873
Corporate debt securities	37,159	—	(4,192)	32,967
Total	$442,855	$587	$(34,435)	$409,007

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,881	$—	$(840)	$7,041
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	152,510	—	(14,518)	137,992
Other	7,560	126	(54)	7,632
Other mortgage backed securities	36,623	168	(2,741)	34,050
Obligations of state and political subdivisions	97,899	18	(10,214)	87,703
Asset-backed securities	82,852	150	(840)	82,162
Corporate debt securities	40,647	74	(4,333)	36,388
Total	$425,972	$536	$(33,540)	$392,968

Debt securities Available-for-Sale with an aggregate fair value of $319,904,000 at March 31, 2024 and $249,114,000 at December 31, 2023, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $179,652,000 at March 31, 2024 and $182,050,000 at December 31, 2023.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at March 31, 2024. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		March 31, 2024
		Debt Securities Available-For-Sale
(Dollars in thousands)		U.S. Government	Other	Obligations
		Agency &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Sponsored Agency	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$1	$2,971	$4,790	$—	$—
Fair value	—	1	2,941	4,699	—	—

1 - 5 Years:
Amortized cost	7,889	6,792	1,203	15,278	—	1,244
Fair value	6,980	6,746	1,147	14,699	—	1,222

5 - 10 Years:
Amortized cost	—	5,389	—	24,741	5,852	35,915
Fair value	—	5,449	—	21,358	5,831	31,745

After 10 Years:
Amortized cost	—	155,244	36,912	51,244	87,390	—
Fair value	—	140,058	34,559	44,530	87,042	—

Total:
Amortized cost	$7,889	$167,426	$41,086	$96,053	$93,242	$37,159
Fair value	6,980	152,254	38,647	85,286	92,873	32,967
[1]	Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

At March 31, 2024 and December 31, 2023, the Corporation had holdings of securities from the following issuers in excess of ten percent of consolidated stockholders’ equity (excluding holdings of the U.S. Government and U.S. Government Agencies and Corporations).

(Dollars in thousands)
Fair
March 31, 2024:	Value
Issuer
Sallie Mae Bank	$31,200
Nelnet Student Loan Trust	18,774
Velocity Commercial Capital	16,107
Navient Student Loan Trust	12,556

(Dollars in thousands)
Fair
December 31, 2023:	Value
Issuer
Sallie Mae Bank	$25,737
Nelnet Student Loan Trust	15,486
Navient Student Loan Trust	13,179

Proceeds from sales of Debt Securities Available-For-Sale for the three months ended March 31, 2024 and 2023 were $0 and $23,230,000, respectively. Gross gains realized on these sales were $0 and $447,000, respectively. Gross losses on these sales were $0 and $348,000 respectively.

The summary below shows the gross unrealized losses and fair value of the Company’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of March 31, 2024 and December 31, 2023:

March 31, 2024

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$6,980	$(909)	$6,980	$(909)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	24,075	(107)	106,187	(15,184)	130,262	(15,291)
Other	—	—	2,778	(50)	2,778	(50)
Other mortgage-backed debt securities	8,770	(23)	22,770	(2,541)	31,540	(2,564)
Obligations of state and political subdivisions	1,255	(3)	80,843	(10,783)	82,098	(10,786)
Asset-backed securities	38,269	(200)	10,561	(443)	48,830	(643)
Corporate debt securities	2,915	(117)	29,051	(4,075)	31,966	(4,192)
Total	$75,284	$(450)	$259,170	$(33,985)	$334,454	$(34,435)

December 31, 2023

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,041	$(840)	$7,041	$(840)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	23,103	(242)	102,608	(14,276)	125,711	(14,518)
Other	—	—	3,029	(54)	3,029	(54)
Other mortgage-backed debt securities	1,568	(1)	25,042	(2,740)	26,610	(2,741)
Obligations of state and political subdivisions	—	—	82,113	(10,214)	82,113	(10,214)
Asset-backed securities	52,862	(342)	12,726	(498)	65,588	(840)
Corporate debt securities	2,813	(270)	30,501	(4,063)	33,314	(4,333)
Total	$80,346	$(855)	$263,060	$(32,685)	$343,406	$(33,540)

There were 174 individual debt securities in an unrealized loss position as of March 31, 2024, with a combined decline in value representing 7.64% of the debt securities portfolio. There were 177 individual debt securities in an unrealized loss position as of December 31, 2023, with their combined decline in value representing 7.75% of the debt securities portfolio.

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

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Company’s consolidated balance sheet and totaled $2,364,000 as of March 31, 2024. Accrued interest receivable on debt securities available for sale is excluded from the estimate of credit losses.

All debt securities available for sale in an unrealized loss position, as of March 31, 2024, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold debt securities for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategies, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the debt securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

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

At March 31, 2024 and December 31, 2023, the Company had $1,297,000 and $1,482,000, respectively, in equity securities recorded at fair value. The following is a summary of realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2024 and 2023:

(Dollars in thousands)	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Net losses from market value fluctuations recognized during the period on equity securities	$(184)	$(155)
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Net losses recognized during the reporting period on equity securities still held at the reporting date	$(184)	$(155)

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

The Company monitors the equity securities portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be impaired at March 31, 2024 or December 31, 2023.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $109,000 and $214,000 at March 31, 2024 and December 31, 2023, respectively.

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

In underwriting agricultural loans, an analysis is performed regarding the borrower’s ability to repay the loan, the borrower’s capital and collateral, and the past, present, and future cash flows of the borrower, as well as the agricultural industry as a whole. In general, these loans would be secured by cropland, pastureland, orchardland, or timberland that is committed to ongoing management and agricultural production, with a maximum loan-to-value ratio of seventy percent and a maximum term of ten years.

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

As an addition to the commercial loans receivable portfolio, the Company may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of March 31, 2024, the Company's balance of GGLs was $4,433,000, compared to $4,470,000 at December 31, 2023.

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

Allowance for Credit Losses - Loans

The allowance for credit losses (“ACL”) is an estimate of losses arising from borrowers’ inability to make loan payments as required, which is calculated via a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. The Company completed a one-time adjustment on January 1, 2023 to decrease the ACL at the adoption of ASU 2016-13 through retained earnings, but all subsequent adjustments will be established through provisions for credit losses charged against income. Loans deemed to be uncollectible are charged against the ACL and subsequent recoveries, if any, are credited to the allowance.

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

Modeling of the ACL uses sophisticated statistical techniques to arrive at reasonable and supportable forecasts of expected losses. The Company has contracted with a third-party vendor to assist in developing models for the ACL related to the Company’s loan portfolio under ASU 2016-13. The Company has opted to utilize the Weighted Average Remaining Maturity (“WARM”) method to calculate the ACL which uses an average annual charge-off rate. This average annual charge-off rate contains loss content over several vintages and is used as a foundation for estimating the credit loss content for loans by segmented pools at the balance sheet date and is used to determine a historical charge-off rate. When estimating expected credit losses, the Company considers forward-looking information that is reasonable, supportable, and relevant to assessing the collectability of cash flows. Reasonable and supportable forecasts may extend over the entire contractual term of a loan or a period shorter than the contractual term. Reasonable and supportable forecasts may vary by portfolio segment or individual forecast input. These forecasts may include data from internal sources, external sources, or a combination of both.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. Off-balance sheet credit exposures primarily include undrawn portions of revolving lines of credit and standby letters of credit. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the amount of the reserve for unfunded lending commitments was $186,000 and $166,000, respectively.

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Company’s consolidated balance sheet and totaled $2,530,000 as of March 31, 2024 compared to $2,476,000 at December 31, 2023. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

The following tables present the classes of the loan portfolio summarized by risk rating and year of origination and year-to-date gross charge offs by loan portfolio summarized by year of origination as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)

As of March 31, 2024:

Real Estate:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$20,338	$110,804	$182,345	$129,520	$107,007	$240,170	$790,184
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	86	225	3,625	18,378	22,314
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	22	103	162	149	111	(1)	546
Total Real Estate Loans	$20,360	$110,907	$182,593	$129,894	$110,743	$258,547	$813,044

Agricultural:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$—	$—	$56	$—	$—	$585	$641
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	—	—	—	—	—	—	—
Total Agricultural Loans	$—	$—	$56	$—	$—	$585	$641

Commercial and Industrial:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$1,846	$12,750	$9,928	$5,478	$3,552	$29,134	$62,688
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	644	644
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	27	90	76	11	14	203	421
Total Commercial and Industrial Loans	$1,873	$12,840	$10,004	$5,489	$3,566	$29,981	$63,753

Consumer:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$711	$2,078	$1,119	$810	$158	$854	$5,730
7 Special Mention	—	45	—	—	—	—	45
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	11	31	17	6	2	1	68
Total Consumer Loans	$722	$2,154	$1,136	$816	$160	$855	$5,843

State and Political Subdivisions:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$—	$848	$4,095	$14,139	$1,882	$5,218	$26,182
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	—	2	1	4	1	—	8
Total State and Political Subdivision Loans	$—	$850	$4,096	$14,143	$1,883	$5,218	$26,190

Total Loans:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$22,895	$126,480	$197,543	$149,947	$112,599	$275,961	$885,425
7 Special Mention	—	45	—	—	—	—	45
8 Substandard	—	—	86	225	3,625	19,022	22,958
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	60	226	256	170	128	203	1,043
Total Loans	$22,955	$126,751	$197,885	$150,342	$116,352	$295,186	$909,471

	2024	2023	2022	2021	2020	Prior	Total
Gross Charge Offs:
Real Estate	$—	$—	$—	$—	$—	$—	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—	—
Consumer	—	—	—	5	4	3	12
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$—	$—	$—	$5	$4	$3	$12

(Dollars in thousands)

As of December 31, 2023:

Real Estate:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$110,819	$186,729	$132,724	$110,038	$54,543	$192,686	$787,539
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	86	587	3,661	9,452	9,598	23,384
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	130	176	153	116	(13)	8	570
Total Real Estate Loans	$110,949	$186,991	$133,464	$113,815	$63,982	$202,292	$811,493

Agricultural:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$—	$59	$—	$—	$—	$611	$670
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	—	1	—	—	—	—	1
Total Agricultural Loans	$—	$60	$—	$—	$—	$611	$671

Commercial and Industrial:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$12,672	$10,186	$5,776	$7,439	$6,833	$22,927	$65,833
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	650	650
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	95	83	24	17	208	(1)	426
Total Commercial and Industrial Loans	$12,767	$10,269	$5,800	$7,456	$7,041	$23,576	$66,909

Consumer:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$2,415	$1,238	$926	$206	$110	$802	$5,697
7 Special Mention	58	—	—	—	—	—	58
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	38	20	8	2	1	—	69
Total Consumer Loans	$2,511	$1,258	$934	$208	$111	$802	$5,824

State and Political Subdivisions:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$731	$4,095	$14,139	$1,905	$—	$5,303	$26,173
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	2	1	4	1	—	—	8
Total State and Political Subdivision Loans	$733	$4,096	$14,143	$1,906	$—	$5,303	$26,181

Total Loans:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$126,637	$202,307	$153,565	$119,588	$61,486	$222,329	$885,912
7 Special Mention	58	—	—	—	—	—	58
8 Substandard	—	86	587	3,661	9,452	10,248	24,034
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	265	281	189	136	196	7	1,074
Total Loans	$126,960	$202,674	$154,341	$123,385	$71,134	$232,584	$911,078

	2023	2022	2021	2020	2019	Prior	Total
Gross Charge Offs:
Real Estate	$—	$—	$—	$—	$—	$—	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—	—
Consumer	2	23	13	2	4	13	57
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$2	$23	$13	$2	$4	$13	$57

State and Political Subdivision Loans include loans categorized as tax-free in the amount of $26,190,000 at March 31, 2024 and $26,181,000 at December 31, 2023. Commercial and Industrial Loans include $4,433,000 of GGLs as of March 31, 2024 and $4,470,000 of GGLs as of December 31, 2023. Loans held for sale are included in the Real Estate Loans category and amounted to $109,000 at March 31, 2024 and $214,000 at December 31, 2023.

The activity in the allowance for credit losses by loan class is summarized below for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023.

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the three months ended March 31, 2024:
Beginning balance January 1, 2024	$6,539	$1	$265	$78	$42	$6,925
Charge-offs	—	—	—	(12)	—	(12)
Recoveries	18	—	—	1	—	19
Provision	168	—	57	18	21	264
Ending Balance	$6,725	$1	$322	$85	$63	$7,196
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$6,725	$1	$322	$85	$63	$7,196

Reserve for Unfunded Lending Commitments	$155	$—	$30	$—	$1	$186

Loans Receivable:
Ending Balance	$813,044	$641	$63,753	$5,843	$26,190	$909,471
Ending balance: individually
evaluated for impairment	$3,993	$309	$611	$—	$—	$4,913
Ending balance: collectively
evaluated for impairment	$809,051	$332	$63,142	$5,843	$26,190	$904,558

(Dollars in thousands)	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the three months ended March 31, 2023:
Allowance for Credit Losses:
Balance at December 31, 2022	$7,483	$6	$504	$84	$197	$8,274
CECL adoption adjustment	(717)	(4)	(261)	11	(148)	(1,119)
Beginning balance January 1, 2023	6,766	2	243	95	49	7,155
Charge-offs	—	—	—	(17)	—	(17)
Recoveries	1	—	1	2	—	4
(Credit) Provision	(32)	(1)	21	13	(1)	—
Ending Balance	$6,735	$1	$265	$93	$48	$7,142
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$6,735	$1	$265	$93	$48	$7,142

Reserve for Unfunded Lending Commitments	$215	$—	$22	$—	$—	$237

Loans Receivable:
Ending Balance	$767,060	$783	$58,280	$5,844	$30,216	$862,183
Ending balance: individually
evaluated for impairment	$4,376	$309	$661	$—	$—	$5,346
Ending balance: collectively
evaluated for impairment	$762,684	$474	$57,619	$5,844	$30,216	$856,837

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the year ended December 31, 2023:
Allowance for Credit Losses:
Balance at December 31, 2022	$7,483	$6	$504	$84	$197	$8,274
CECL adoption adjustment	(717)	(4)	(261)	11	(148)	(1,119)
Beginning balance January 1, 2023	6,766	2	243	95	49	7,155
Charge-offs	—	—	—	(57)	—	(57)
Recoveries	37	—	2	5	—	44
(Credit) Provision	(264)	(1)	20	35	(7)	(217)
Ending Balance	$6,539	$1	$265	$78	$42	$6,925
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$6,539	$1	$265	$78	$42	$6,925

Reserve for Unfunded Lending Commitments	$140	$—	$25	$—	$1	$166

Loans Receivable:
Ending Balance	$811,493	$671	$66,909	$5,824	$26,181	$911,078
Ending balance: individually
evaluated for impairment	$4,005	$309	$611	$—	$—	$4,925

Ending balance: collectively
evaluated for impairment	$807,488	$362	$66,298	$5,824	$26,181	$906,153

The Company's activity in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2024 and 2023 was as follows:

(Dollars in thousands)
	2024	2023
Balance at December 31	$166	$68
CECL adoption adjustment	—	147
Credit for credit losses on unfunded commitments	20	22
Balance at March 31	$186	$237

The following table presents outstanding loan balances by loan class prior to allocation of net deferred fees and costs, as well as the balance of net loans after allocation of net deferred fees and costs and the allowance for credit losses as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31,	December 31,
	2024	2023
Real Estate	$812,498	$810,923
Agricultural	641	670
Commercial and Industrial	63,332	66,483
Consumer	5,775	5,755
State and Political Subdivisions	26,182	26,173
Subtotal	908,428	910,004
Net Deferred Fees and Costs	1,043	1,074
Allowance for Credit Losses	(7,196)	(6,925)
Loans, Net	$902,275	$904,153

During the three months ended March 31, 2024, a modification was granted on one loan to a borrower experiencing financial difficulty which carried a post modification recorded investment of $9,455,000. The loan modification granted during the three months ended March 31, 2024 was a payment modification which allowed a period of interest-only payments of six months. There were no loan modifications granted to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

The outstanding recorded investment of loans to borrowers experiencing financial difficulty was $9,455,000 at March 31, 2024, compared to $0 at December 31, 2023. There were no unfunded commitments on modified loans to borrowers experiencing financial difficulty as of March 31, 2024.

The following table presents the outstanding recorded investment of loans to borrowers experiencing financial difficulties at March 31, 2024. There were no loan modifications granted to borrowers experiencing financial difficulty as of December 31, 2023.

(Dollars in thousands)	March 31,
2024
Modifications of Loans to Borrowers Experiencing Financial Difficulty:
Non-Accrual	$—
Accruing	9,455
Total	$9,455

At March 31, 2024 there were no modifications of loans to borrowers experiencing financial difficulty that were not in compliance with the terms of their restructure.

The modification of a loan to a borrower experiencing financial difficulty that was completed during the twelve months preceding March 31, 2024 experienced a payment default during the three months ended March 31, 2024, but was paid current by the customer as of March 31, 2024.

The following table presents information regarding modifications of loans to borrowers experiencing financial difficulty that were completed during the three months ended March 31, 2024. There were no modifications of loans to borrowers experiencing financial difficulty completed during the three months ended March 31, 2023.

(Dollars in thousands)	For the Three Months Ended March 31, 2024
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	1	$9,455	$9,455	$9,455
Total	1	$9,455	$9,455	$9,455

The following table provides detail regarding they types of loan modifications made for borrowers experiencing financial difficulty during the three months ended March 31, 2024. There were no modifications of loans to borrowers experiencing financial difficulty completed during the three months ended March 31, 2023.

	For the Three Months Ended March 31, 2024
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Real Estate	—	—	1	1
Total	—	—	1	1

The recorded investment, unpaid principal balance, and the related allowance of the Company’s non-accrual loans are summarized below at March 31, 2024 and December 31, 2023:

(Dollars in thousands)	March 31, 2024
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$—	$3,993	$3,993	$—	$5,982	$5,982	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	611	611	—	611	611	—
Total	$—	$4,604	$4,604	$—	$6,593	$6,593	$—

(Dollars in thousands)	December 31, 2023
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$—	$4,005	$4,005	$—	$5,994	$5,994	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	611	611	—	611	611	—
Total	$—	$4,616	$4,616	$—	$6,605	$6,605	$—

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Company’s non-accrual loans are summarized below for the three months ended March 31, 2024 and 2023:

(Dollars in thousands)	For the Three Months Ended March 31, 2024
	Average	Average		Interest	Interest
	Recorded	Recorded		Income	Income
	Investment	Investment	Total	Recognized	Recognized	Total
	With	With No	Average	With	With No	Interest
	Related	Related	Recorded	Related	Related	Income
	Allowance	Allowance	Investment	Allowance	Allowance	Recognized

Real Estate	$—	$3,999	$3,999	$—	$—	$—
Agricultural	—	—	—	—	—	—
Commercial and Industrial	—	611	611	—	—	—
Total	$—	$4,610	$4,610	$—	$—	$—

(Dollars in thousands)	Three Months Ended March 31, 2023
	Average	Average		Interest	Interest
	Recorded	Recorded		Income	Income
	Investment	Investment	Total	Recognized	Recognized	Total
	With	With No	Average	With	With No	Interest
	Related	Related	Recorded	Related	Related	Income
	Allowance	Allowance	Investment	Allowance	Allowance	Recognized

Real Estate	$—	$4,381	$4,381	$—	$—	$—
Agricultural	—	—	—	—	—	—
Commercial and Industrial	—	664	664	—	—	—
Total	$—	$5,045	$5,045	$—	$—	$—

The following table presents the Company’s individually evaluated, collateral-dependent loans by segment as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024
	Real Estate	Other
Real Estate	$3,993	$—
Agricultural	—	309
Commercial and Industrial	—	611
Total	$3,993	$920

(Dollars in thousands)	December 31, 2023
	Real Estate	Other
Real Estate	$4,005	$—
Agricultural	—	309
Commercial and Industrial	—	611
Total	$4,005	$920

At March 31, 2024 and December 31, 2023, there were no commitments to lend additional funds with respect to individually evaluated loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of March 31, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)	March 31,	December 31,
	2024	2023
Real Estate	$3,993	$4,005
Agricultural	—	—
Commercial and Industrial	611	611
Consumer	—	—
State and Political Subdivisions	—	—
Total non-accrual loans	4,604	4,616
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	497	1,065
Total non-performing assets	$5,101	$5,681

There were no foreclosed assets held for resale at March 31, 2024 or December 31, 2023. Consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained amounted to $138,000 at both March 31, 2024 and December 31, 2023. These balances were not included in foreclosed assets held for resale at March 31, 2024 or December 31, 2023.

The following tables present the classes of the loan portfolio, including individually evaluated loans, summarized by past-due status at March 31, 2024 and December 31, 2023.

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
March 31, 2024:
Real Estate	$750	$238	$4,490	$5,478	$807,566	$813,044	$497
Agricultural	—	—	—	—	641	641	—
Commercial and Industrial	2	—	611	613	63,140	63,753	—
Consumer	5	8	—	13	5,830	5,843	—
State and Political Subdivisions	—	—	—	—	26,190	26,190	—
Total	$757	$246	$5,101	$6,104	$903,367	$909,471	$497

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2023:
Real Estate	$2,155	$379	$5,069	$7,603	$803,890	$811,493	$1,065
Agricultural	—	—	—	—	671	671	—
Commercial and Industrial	6	—	591	597	66,312	66,909	—
Consumer	21	4	—	25	5,799	5,824	—
State and Political Subdivisions	—	—	—	—	26,181	26,181	—
Total	$2,182	$383	$5,660	$8,225	$902,853	$911,078	$1,065

NOTE 5 — DEPOSITS

Major classifications of deposits at March 31, 2024 and December 31, 2023 consisted of:

(Dollars in thousands)	March 31,	December 31,
	2024	2023
Non-interest bearing demand	$204,984	$198,569
Interest bearing demand	256,145	275,472
Savings	205,202	212,280
Time certificates of deposits less than $250,000	279,959	259,841
Time certificates of deposits $250,000 or greater	34,049	33,185
Other time	1,312	1,092
Total deposits	$981,651	$980,439

Total deposits increased $1,212,000 to $981,651,000 as of March 31, 2024 due to increases in non-interest bearing demand and time deposits. The increase in deposits was mainly the result of increased time deposits as the result of new higher rate CD promotions during the quarter offset by a $12,374,000 decrease in municipal deposits.

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Short-term borrowings and weighted–average interest rates at March 31, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	March 31, 2024		December 31, 2023
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—%	$—	6.57%
Securities sold under agreements to repurchase	31,782	4.25%	19,708	3.28%
Federal Discount Window	—	5.63%	1	4.99%
Federal Home Loan Bank of Pittsburgh	134,503	5.76%	133,759	5.45%
Total	$166,285	5.51%	$153,468	5.21%

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
March 31, 2024
Repurchase agreements (a)	$31,782	$—	$31,782	$(31,782)	$—	$—

December 31, 2023
Repurchase agreements (a)	$19,708	$—	$19,708	$(19,708)	$—	$—
(a)	As of March 31, 2024 and December 31, 2023, the fair value of securities pledged in connection with repurchase agreements was $38,841,000 and $28,902,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2024:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
March 31, 2024:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$31,782	$—	$—	$—	$31,782
Total	$31,782	$—	$—	$—	$31,782

Long-Term Borrowings and Letters of Credit

Long-term borrowings are comprised of advances from the FHLB. The Company’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, FHLB may declare all indebtedness of the Company immediately due. In addition, FHLB shall not be required to fund advances under any outstanding commitments. As of March 31, 2024 and December 31, 2023, the Company had $122,000,000 in long-term borrowings outstanding with the FHLB.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Company’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Company’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Company to pledge collateral in the amount necessary to secure these funds. There were no irrevocable standby letters of credit which could be drawn on through FHLB’s close of business on March 31, 2024. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Corporation’s banking subsidiary. Principal qualifying assets are certain real estate mortgages and investment securities. As of March 31, 2024, loans of $760,325,000 were pledged to FHLB which resulted in a

FHLB maximum borrowing capacity of $531,226,000. As of March 31, 2024, no securities were pledged as collateral to FHLB to secure FHLB loans and letters of credit.

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

The Company currently leases two branch banking facilities and one parcel of land under operating leases. At March 31, 2024, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,479,000 and $1,987,000, respectively. At December 31, 2023, right-of-use assets and lease liabilities stood at $1,472,000 and $1,976,000, respectively, in the consolidated balance sheets. Options to extend or terminate a lease may be included in our lease agreements. When it is reasonably certain that we will exercise those options, the right-of-use asset and lease liability will reflect the renewal or termination option. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Company recognized total operating lease costs for the three months ended March 31, 2024 and 2023 of $53,000 and $58,000, respectively. Operating lease costs are included in occupancy, net in the accompanying statements of income. Cash payments totaled $49,000 and $55,000, respectively, for the three months ended March 31, 2024 and 2023.

The following table displays the weighted-average term and discount rates for operating leases outstanding as of March 31, 2024 and December 31, 2023.

	March 31,	December 31,
	2024	2023
Weighted-average term (years)	19.60	19.75
Weighted-average discount rate	4.21%	4.22%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)
	March 31,	December 31,
Minimum Lease Payments due:	2024	2023
Within one year	$166	$175
After one but within two years	140	140
After two but within three years	143	140
After three but within four years	155	154
After four but within five years	157	157
After five years	2,278	2,317
Total undiscounted cash flows	3,039	3,083
Discount on cash flows	(1,052)	(1,107)
Total lease liability	$1,987	$1,976

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

(Dollars in thousands)	March 31, 2024
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$1,533
Total		$—		$1,533

(Dollars in thousands)	December 31, 2023
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$4,501
Total		$—		$4,501

The following table presents the derivative liabilities subject to an enforceable master netting arrangement as of March 31, 2024 and December 31, 2023:

		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
(Dollars in thousands)	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
March 31, 2024
Derivatives	$1,533	$—	$1,533	$—	$(1,533)	$—

December 31, 2023
Derivatives	$4,501	$—	$4,501	$—	$(4,501)	$—

The following table presents the remaining contractual maturity of the master netting arrangements as of March 31, 2024:

	Remaining Contractual Maturity of the Agreements
				Greater
(Dollars in thousands)	Up to	1 to 3	3 to 5	than
	1 Year	Years	Years	5 Years	Total
March 31, 2024:
Derivatives	$—	$—	$1,533	$—	$1,533
Total	$—	$—	$1,533	$—	$1,533

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rates. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of March 31, 2024, the Company had a total of two interest rate swaps with a combined notional amount of $50,000,000 hedging fixed-rate available-for-sale debt securities.

As of March 31, 2024 and December 31, 2023, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges:

(Dollars in thousands)	March 31,	December 31,
	2024	2023
Carrying amount of hedged assets:	Closed Portfolio Amount	Closed Portfolio Amount
Available-for-sale - Municipals	$50,888	$50,964
Available-for-sale - MBS	35,214	35,806
Total	$86,102	$86,770

Interest rate swaps notional amount	$50,000	$50,000

(Dollars in thousands)	March 31,	December 31,
	2024	2023
Cumulative amount of fair value hedging adjustment included in the carrying amount of assets:
Available-for-sale - Municipals	$(430)	$(1,230)
Available-for-sale - MBS	(142)	(407)
Total	$(572)	$(1,637)

The table below presents the pre-tax effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the year-to-date periods ended March 31, 2024 and 2023:

(Dollars in thousands)	March 31,
	2024	2023
Amount of loss recognized in other comprehensive loss	$(452)	$—
Amount of gain, net of fair value re-measurements, included in interest income	123	—

Cash Flow Hedges of Interest Rate Risk

The Company uses derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of March 31, 2024, the Company had a total of two interest rate swaps with a combined notional amount of $100,000,000 hedging specific short-term wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. During the next twelve months, it is estimated that an additional $634,000 will be reclassified as a decrease to interest expense.

Interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For cash flow hedges on the Company's short-term wholesale funding positions, amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate short-term wholesale funding positions. During the year-to-date period ended March 31, 2024, the Company reclassified $248,000 as a reduction in interest expense.

The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the year-to-date periods ended March 31, 2024 and 2023:

(Dollars in thousands)	March 31,
	2024	2023
Amount of loss recognized in other comprehensive loss	$(766)	$—
Amount of gain reclassified from accumulated other comprehensive loss to interest expense	248	—

Interest rate swaps notional amount	$100,000	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of March 31, 2024 and December 31, 2023, the Company’s derivatives were in a net liability position resulting in the Company having collateral in the amount of $4,650,000 posted with the counterparty at both March 31, 2024 and December 31, 2023.

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at March 31, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)
	March 31, 2024	December 31, 2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$122,436	$116,954
Financial standby letters of credit	$2,150	$2,120
Performance standby letters of credit	$4,368	$3,688

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

Financial Instruments with Concentrations of Credit Risk

The Company originates primarily commercial and residential real estate loans to customers predominately in the Company’s primary five county, Pennsylvania market area. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At March 31, 2024, the Company had $813,044,000 in loans secured by real estate, which represented 89.4% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of March 31, 2024 and December 31, 2023, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At March 31, 2024 and December 31, 2023, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

March 31, 2024	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$6,980	$—	$—	$6,980
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	145,609	—	145,609
Other	—	6,645	—	6,645
Other mortgage backed debt securities	—	38,647	—	38,647
Obligations of state and political subdivisions	—	85,286	—	85,286
Asset-backed securities	—	92,873	—	92,873
Corporate debt securities	—	32,967	—	32,967
Total debt securities available-for-sale	6,980	402,027	—	409,007
Marketable equity securities	1,297	—	—	1,297
Total recurring fair value measurements	$8,277	$402,027	$—	$410,304

(Dollars in thousands)

December 31, 2023	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,041	$—	$—	$7,041
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	137,992	—	137,992
Other	—	7,632	—	7,632
Other mortgage backed debt securities	—	34,050	—	34,050
Obligations of state and political subdivisions	—	87,703	—	87,703
Asset-backed securities	—	82,162	—	82,162
Corporate debt securities	—	36,388	—	36,388
Total debt securities available-for-sale	7,041	385,927	—	392,968
Marketable equity securities	1,482	—	—	1,482
Total recurring fair value measurements	$8,523	$385,927	$—	$394,450

The estimated fair values of equity securities and US Treasury debt securities classified as Level 1 are derived from quoted market prices in active markets; the equity securities consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Company does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2024 or 2023.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

Periodically, non-recurring adjustments may be applied to the carrying value of loans based on the fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain specific allocation amounts for individually evaluated collateral-dependent loans as calculated when establishing the allowance for credit losses. The Company’s valuation procedure for any individually evaluated loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end unless the Board of Directors waives such requirement for a specific loan, in favor of obtaining a Certificate of Inspection instead, defined as an internal evaluation completed by the Company. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For individually evaluated loans less than $250,000 upon classification and annually at year end, the Company completes a Certificate of Inspection, which includes an onsite inspection, and considers value indicators such as insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations.These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the individually evaluated loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2024 and 2023.

Individually evaluated loans measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at March 31, 2024
Individually evaluated loans:
Real Estate	$—	$—	$1,990	$1,990
Total individually evaluated loans	$—	$—	$1,990	$1,990

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2023
Individually evaluated loans:
Real Estate	$—	$—	$1,990	$1,990
Total individually evaluated loans	$—	$—	$1,990	$1,990

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

There were no foreclosed assets held for resale measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023.

The Company’s foreclosed asset valuation procedure requires an appraisal or a Certificate of Inspection, which considers the sales prices of similar properties in the proximate vicinity, to be completed periodically with the exception of those cases in which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2024 and 2023.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements

March 31, 2024	Estimate	Valuation Technique	Unobservable Input	Range	Average
Individually evaluated loans - collateral dependent	$1,990	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(15%) – (15%)	(15%)

December 31, 2023
Individually evaluated loans - collateral dependent	$1,990	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(5%) – (5%)	(5%)

1. Fair value is generally determined through independent appraisals or Certificates of Inspection of the underlying collateral, as defined by Bank regulators.

2. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3. Includes qualitative adjustments by management and estimated liquidation expenses.

4. Collateral values may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at March 31, 2024
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,945	$9,945	$—	$—	$9,945
Interest-bearing deposits in other banks	5,296	—	5,296	—	5,296
Restricted investment in bank stocks	10,950	—	10,950	—	10,950
Net loans	902,275	—	—	878,356	878,356
Mortgage servicing rights	251	—	—	251	251
Accrued interest receivable	5,291	—	5,291	—	5,291

FINANCIAL LIABILITIES:
Demand, savings and other deposits	666,331	—	666,331	—	666,331
Time deposits	315,320	—	313,124	—	313,124
Short-term borrowings	166,285	—	166,317	—	166,317
Long-term borrowings	122,000	—	123,562	—	123,562
Subordinated debentures	25,000	—	20,870	—	20,870
Accrued interest payable	3,109	—	3,109	—	3,109
Derivative Liabilities	1,533	—	1,533	—	1,533

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2023
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,462	$9,462	$—	$—	$9,462
Interest-bearing deposits in other banks	7,551	—	7,551	—	7,551
Restricted investment in bank stocks	10,885	—	10,885	—	10,885
Net loans	904,153	—	—	885,840	885,840
Mortgage servicing rights	265	—	—	265	265
Accrued interest receivable	5,201	—	5,201	—	5,201

FINANCIAL LIABILITIES:
Demand, savings and other deposits	686,321	—	686,321	—	686,321
Time deposits	294,118	—	292,073	—	292,073
Short-term borrowings	153,468	—	153,509	—	153,509
Long-term borrowings	122,000	—	125,343	—	125,343
Subordinated debentures	25,000	—	22,762	—	22,762
Accrued interest payable	2,823	—	2,823	—	2,823
Derivative Liabilities	4,501	—	4,501	—	4,501

NOTE 12 — REVENUE RECOGNITION

In accordance with ASU 2014-09 Revenue from Contracts with Customers – Topic 606, and all subsequent ASUs that modified ASC 606, the main types of revenue contracts included in non-interest income within the consolidated statements of income are as follows:

Deposits related fees and service charges

Service charges and fees on deposits, which are included as liabilities in the consolidated balance sheets, consist of fees related to monthly fees for various retail and business checking accounts, automated teller machine (“ATM”) fees (charged for withdrawals by our deposit customers from other bank ATMs) and insufficient funds fees (“NSF”) (which are charged when customers overdraw their accounts beyond available funds). All deposit liabilities are considered to have one-day terms and therefore related fees are recognized in income at the time when the services are provided to the customers. The Company elected to adopt the practical expedient related to incremental costs of obtaining deposit contracts. As such, any costs associated with acquiring the deposits, except for time deposits with maturities in excess of one year, are recognized as an expense within non-interest expense in the consolidated statements of income when incurred as the amortization period of the deposit liabilities that otherwise would have been recognized is one year or less.

Wealth/Asset/Trust Management Fees

Wealth management services are delivered to individuals, corporations and retirement funds located primarily within our geographic markets. The Trust Department of the Company conducts the wealth management operations, which provides a broad range of personal and corporate fiduciary services, including the administration of estates.

Assets held in a fiduciary capacity by the Trust Department are not assets of the Company and, therefore, are not included in our consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of March 31, 2024 and December 31, 2023, the fair value of trust assets under management was $112,141,000 and $109,064,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

NOTE 13 — (LOSSES) EARNINGS PER SHARE

Basic (losses) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted (losses) earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At March 31, 2024 and 2023, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted (losses) earnings per share.

(In thousands, except earnings per share)	Three Months Ended
	March 31,
	2024	2023
Net (loss) income	$(18,377)	$1,357
Weighted-average common shares outstanding	6,121	6,019
Basic and diluted (losses) earnings per share	$(3.00)	$0.23

NOTE 14 — GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $0 at March 31, 2024 and $19,133,000 at December 31, 2023.

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

Goodwill was evaluated for impairment using a qualitative impairment test at December 31, 2023, and it was determined that goodwill was not impaired. Due primarily to the decrease in the Company’s stock price during the first quarter of 2024 as a triggering event management evaluated the need for an interim goodwill impairment analysis. The decrease prompted the Company to assess its goodwill utilizing a quantitative impairment test and determined it was more likely than not the fair value of the Company was less than the carrying amount as of March 31, 2024. Based on the results of the impairment test, the Company recorded a goodwill impairment charge of $19,133,000 effective March 31, 2024.

Item 2.  First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition to historical information, this Form 10-Q may contain forward-looking statements. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, noninterest income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of Management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Company's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. Forward-looking statements are subject to certain risks and uncertainties such as national, regional and local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements.

Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: short-term and long-term effects of inflation and rising costs on the Company, customers and economy; legislative and regulatory changes; banking system instability caused by failures and continuing financial uncertainty of various banks which may adversely impact the Company and its securities and loan values, deposit stability, capital adequacy, financial condition, operations, liquidity, and results of operations; effects of governmental and fiscal policies, as well as legislative and regulatory changes; effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Company and its subsidiaries must comply; impacts of the capital and liquidity requirements of the Basel III standards or any similar standards; effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; ineffectiveness of the business strategy due to changes in current or future market conditions; future actions or inactions of the United States government, including the effects of short-term and long-term federal budget and tax negotiations and a failure to increase the government debt limit or a prolonged shutdown of the federal government; effects of economic conditions particularly with regard to the negative impact of any pandemic, epidemic or health-related crisis and the responses thereto on the operations of the Company and current customers, specifically the effect of the economy on loan customers' ability to repay loans; effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; inflation, securities market and monetary fluctuations; risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate protection agreements, as well as interest rate risks; difficulties in acquisitions and integrating and operating acquired business operations, including information technology difficulties; challenges in establishing and maintaining operations in new markets; effects of technology changes; effects of general economic conditions and more specifically in the Company's market areas; failure of assumptions underlying the establishment of reserves for credit losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism or geopolitical instability; disruption of credit and equity markets; ability to manage current levels of impaired assets; loss of certain key officers; ability to maintain the value and image of the Company's brand and protect the Company's intellectual property rights; continued relationships with major customers; and, potential impacts to the Company from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties, and financial losses.

Management considers subsequent events occurring after the balance sheet date for matters which may require adjustments to, or disclosure in, the consolidated financial statements. We caution readers not to place undue reliance on these forward-looking statements. They only reflect Management's analysis as of this date. The Company does not revise or update these forward-looking statements to reflect events or changed circumstances. Please carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Reports on Form 10-K and the Quarterly Reports on Form 10-Q. Please also carefully review any Current Reports on Form 8-K filed by the Company with the SEC.

CRITICAL ACCOUNTING POLICIES

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2023 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Quarter ended March 31, 2024 compared to quarter ended March 31, 2023

First Keystone Corporation realized a loss for the three months ended March 31, 2024 of $18,377,000, a decrease of $19,734,000 from the first quarter of 2023. The decrease in net income for the three months ended March 31, 2024 was primarily due to the Company recognizing a full goodwill impairment of $19,133,000 as well as increases in interest paid on deposits, interest paid on long-term borrowings through the Federal Home Loan Bank, and salaries and related payroll taxes.

On a per share basis, for the three months ended March 31, 2024, net losses were $3.00 versus earnings of $0.23 for the same three month period of 2023. Quarterly regular cash dividends amounted to $0.28 per share for the three months ended March 31, 2024 and 2023.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest and loan fee income less interest expense. In the three months ended March 31, 2024, interest income amounted to $16,946,000, an increase of $3,639,000 or 27.3% from the three months ended March 31, 2023, while interest expense amounted to $9,471,000 in the three months ended March 31, 2024, an increase of $3,968,000 or 72.1% from the three months ended March 31, 2023. As a result, net interest income decreased $329,000 or 4.2% to $7,475,000 from $7,804,000 for the same period in 2023.

The Company’s net interest margin for the three months ended March 31, 2024 was 2.25% compared to 2.61% for same period in 2023. The decrease in net interest margin was primarily a result of increased short-term rates paid on deposit products and long-term borrowings.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the three months ended March 31, 2024 and 2023 was $264,000 and $0, respectively. The increase in the provision for credit losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for credit losses for the three months ended March 31, 2024 is also reflective of management’s assessment of the continued credit risk associated with the uncertainty surrounding geopolitical and economic concerns. Charge-off and recovery activity in the allowance for credit losses resulted in net recoveries of $7,000 for the three months ended March 31, 2024 and net charge-offs of $13,000 for the three months ended March 31, 2023. See Allowance for Credit Losses on page 49 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,344,000 for the three months ended March 31, 2024, as compared to $1,452,000 for the same period in 2023, a decrease of $108,000, or 7.4%.

Net securities losses increased $128,000 to ($184,000) for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Net securities losses were the result of recognizing $184,000 in net losses on held equity securities in the first quarter of 2024 compared to $155,000 in net losses on held equity securities offset by $99,000 in net gains on sold debt securities during the same period in 2023. Trust department income increased $14,000 or 6.1% to $244,000 for the three months ended March 31, 2024 as compared to the same period in 2023.

Service charges and fee income was $525,000 for the first three months of 2024, remaining the same as the first three months of 2023. ATM fees and debit card income decreased $15,000 or 2.8% to $517,000 for the three months ended March 31, 2024.

Net gains on sales of mortgage loans decreased $6,000 during the first quarter of 2024. Other non-interest income increased $14,000 or 25.5% to $69,000 for the three months ended March 31, 2024 due to higher retail investment income as a result of more income from annuities.

NON-INTEREST EXPENSE

Total non-interest expense was $27,145,000 for the three months ended March 31, 2024, as compared to $7,753,000 for the three months ended March 31, 2023.

Salaries and benefits amounted to $4,554,000 or 16.8% of total non-interest expense for the three months ended March 31, 2024, as compared to $4,386,000 or 56.6% for the three months ended March 31, 2023. The increase was due to an increase in salaries in the first quarter of 2024 as compared to the same period in 2023 in an effort to offer more competitive wages in our various markets, increase retention and support the Company’s growth.

Net occupancy, furniture and equipment, and computer expense amounted to $1,086,000 for the three months ended March 31, 2024, an increase of $43,000 or 4.1% which was mainly due to increased snow plowing and salting expenses during the first quarter of 2024. Professional services decreased $2,000 or 0.5% to $433,000 as of March 31, 2024 versus the first quarter of 2023. Pennsylvania shares tax expense amounted to $206,000 for the three months ended March 31, 2024, a decrease of $35,000 or 14.5% as compared to the three months ended March 31, 2023. This decrease was due to a Pennsylvania shares tax credit for a donation to a local non-profit organization being recognized in the first quarter of 2024.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense amounted to $188,000 for the three months ended March 31, 2024, an increase of $12,000 or 6.8% as compared to the same period in 2023. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $222,000 for the three months ended March 31, 2024, a decrease of $85,000 or 27.7% as compared to the three months ended March 31, 2023. This decrease in the first quarter of 2024 was a result of lower call center expenses and lower debit card losses mainly as the result of an ATM fraud event in the first quarter of 2023. Data processing expenses amounted to $289,000 for the three months ended March 31, 2024 as compared to $312,000 for the same period of 2023, a decrease of $23,000 or 7.4% mainly due to the implementation of a new vendor relationship for online banking.

Advertising expense amounted to $104,000 in the first quarter of 2024, an increase of $30,000 or 40.5% as compared to the three months ended March 31, 2023. The increase was mainly due to the Bank promoting a new branch location and utilizing more television and billboard advertising in the first quarter of 2024 as compared to the same period in 2023.

The Company recognized goodwill impairment in the amount of $19,133,000 during the first quarter of 2024. This was the result of goodwill impairment testing performed due to the decrease of the Company’s stock price during the first quarter of 2024 as a triggering event. The goodwill impairment has no impact on regulatory capital ratios, liquidity or the Company’s cash balances.

Other non-interest expense amounted to $930,000 for the three months ended March 31, 2024, an increase of $151,000 or 19.4% as compared to the three months ended March 31, 2023. The increase was mainly the result of monthly amortization of a new low income housing partnership beginning in the fourth quarter of 2023.

Management of the Company believes that investors’ understanding of the Company’s performance is enhanced by disclosing non-GAAP financial measures without the effects of the impairment as a reasonable basis for comparison of the Corporation’s ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

NON-GAAP RECONCILIATION SCHEDULE

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

(Unaudited)

(Dollars in thousands)	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Net interest income after provision for credit losses	$7,211	$7,804
Total non-interest income	1,344	1,452
Total non-interest expense	(27,145)	(7,753)
Income tax benefit (expense)	213	(146)
Net loss	(18,377)	1,357

Adjustments
Other expense:
Goodwill impairment	19,133	—
Income tax expense	(258)	—
After tax adjustment to GAAP	18,875	—
Adjusted net income	$498	$1,357

INCOME TAXES

Income tax benefit amounted to $213,000 for the three months ended March 31, 2024, as compared to income tax expense of $146,000 for the three months ended March 31, 2023, a decrease of $359,000. The effective total income tax rate was 1.1% for the three months ended March 31, 2024 as compared to 9.7% for the three months ended March 31, 2023. The decrease in the effective tax rate was mainly due to the goodwill impairment, as discussed in Note 14, which is nondeductible for tax purposes, offset by the tax benefit of tax-exempt income earned on securities and more low-income housing tax credits. The Company recognized $210,000 and $58,000 of tax credits from low-income housing partnerships in the three months ended March 31, 2024 and 2023, respectively.

FINANCIAL CONDITION

SUMMARY

Total assets decreased to $1,409,698,000 as of March 31, 2024, a decrease of $6,172,000 from year-end 2023. Total assets as of December 31, 2023 amounted to $1,415,870,000.

Total debt securities available-for-sale increased $16,039,000 or 4.1% to $409,007,000 as of March 31, 2024 from December 31, 2023 mainly due to the execution of a balance sheet leverage strategy. The increase was mainly due to the purchase of several securities in the combined amount of $39,124,000 offset by calls, maturities, and principal paydowns during 2024.

Total loans decreased $1,607,000 or 0.2% to $909,471,000 as of March 31, 2024 from December 31, 2023. Slow loan demand during the first quarter of 2024 contributed to the decrease in total loans. Real estate loans, the largest segment of the Company’s loan portfolio, increased by $1,551,000 during the three months ended March 31, 2024. This was offset by a decrease in Commercial and Industrial loans of $3,156,000 during the three months ended March 31, 2024 mainly due to a large paydown that was completed on a commercial and industrial line of credit which resulted in a decrease of $3,126,000 in the balance of the loan during the three months ended March 31, 2024.

Total deposits increased $1,212,000 or 0.1% to $981,651,000 as of March 31, 2024 from December 31, 2023. The increase was mainly due to an increase in time deposits as the result of new higher rate CD promotions during the quarter offset by a $12,374,000 decrease in municipal deposits.

The Company continues to maintain and manage its asset growth. The Company’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the three months ended March 31, 2024 by $12,817,000 to $288,285,000 from $275,468,000 as of December 31, 2023. Borrowings increased mainly due to increased repurchase agreement balances.

Total stockholders’ equity amounted to $103,711,000 at March 31, 2024, a decrease of $17,904,000 or 14.7% from December 31, 2023 due to a decrease in retained earnings as a result of the Company recognizing goodwill impairment of $19,133,000, offset by an increase in the market value of the securities portfolio.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Company as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Company maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 93.6% at March 31, 2024 and 93.3% at March 31, 2023. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

Our primary earning asset, total loans, decreased to $909,471,000 as of March 31, 2024, down $1,607,000 or 0.2% since year-end 2023. The loan portfolio continues to be well diversified. Non-performing assets decreased since year-end 2023, and overall asset quality has remained consistent. Total non-performing assets were $5,101,000 as of March 31, 2024, a decrease of $580,000, or 10.2% from $5,681,000 reported in non-performing assets as of December 31, 2023. Total allowance for credit losses to total non-performing assets was 141.07% as of March 31, 2024 and 121.90% at December 31, 2023. See the Non-Performing Assets section on page 50 for more information.

In addition to loans, another primary earning asset is our overall securities portfolio, which increased in size from December 31, 2023 to March 31, 2024 mainly due to the execution of a balance sheet leverage strategy. Debt securities available-for-sale amounted to $409,007,000 as of March 31, 2024, an increase of $16,039,000 from year-end 2023. The increase in debt securities available-for-sale is mainly due to the purchase of debt securities in the amount of $39,124,000, offset by calls and maturities of debt securities in the amount of $9,167,000 and paydowns on debt securities in the amount of $12,823,000 during the first quarter of 2024.

Interest-bearing deposits in other banks decreased as of March 31, 2024, to $5,296,000 from $7,551,000 at year-end 2023 due to decreased balances due from the Federal Reserve Bank and the Federal Home Loan Bank.

LOANS

Total loans decreased to $909,471,000 as of March 31, 2024 as compared to $911,078,000 as of December 31, 2023. The table on page 21 provides data relating to the composition of the Company’s loan portfolio on the dates indicated. Total loans decreased by $1,607,000 or 0.2%.

The Real Estate portfolio increased $1,551,000 or 0.2% from $811,493,000 at December 31, 2023 to $813,044,000 at March 31, 2024. The increase in the Real Estate portfolio for the three months ended March 31, 2024 was mainly the result of an increase in utilization of existing real estate lines of credit of $3,372,000 and $20,338,000 in new loan originations, which were offset by loan payoffs of $8,196,000, along with regular principal payments and other typical fluctuations in the Real Estate portfolio. The Agricultural portfolio decreased $30,000 or 4.5% from $671,000 at December 31, 2023 to $641,000 at March 31, 2024. The decrease in the Agricultural portfolio for the three months ended March 31, 2024 was mainly the result of a decrease of $24,000 in utilization of existing agricultural lines of credit along with regular principal payments and other typical fluctuations in the Agricultural portfolio. There were no new agricultural loans originated during the three months ended March 31, 2024 and no payoffs of agricultural loans for the three months ended March 31, 2024. The Commercial and Industrial portfolio decreased $3,156,000 or 4.7% from $66,909,000 at December 31, 2023 to $63,753,000 at March 31, 2024. The decrease was attributable to a decrease of $2,199,000 in utilization of existing commercial and industrial lines of credit, loan payoffs of $1,797,000, and regular principal payments and other typical amortization in the Commercial and Industrial portfolio, offset by $1,799,000 in new loan originations. Consumer loans increased $19,000 or 0.3% from $5,824,000 at December 31, 2023 to $5,843,000 at March 31, 2024. The increase is mainly attributable to new loan originations of $756,000, offset by loan payoffs of $296,000 and a decrease of $2,000 in utilization of existing consumer lines of credit, along with regular principal payments. The State and Political Subdivisions portfolio increased $9,000 or 0.03% from $26,181,000 at December 31, 2023 to $26,190,000 at March 31, 2024. The increase is mainly the result of an increase of $500,000 in utilization of existing lines of credit for the three months ended March 31, 2024, offset with regular principal payments.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $855,425,000 or 97.5% of gross loans are graded Pass; $45,000 or 0.01% are graded Special Mention; $22,958,000 or 2.5% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Credit Losses for risk grading tables.

Overall, non-pass grades decreased $1,089,000 to $23,003,000 at March 31, 2024, as compared to $24,092,000 at December 31, 2023. Real Estate non-pass grades decreased $1,070,000 to $22,314,000 as of March 31, 2024 as compared to $23,384,000 as of December 31, 2023. Commercial and Industrial non-pass grades decreased $6,000 to $644,000 as of March 31, 2024 as compared to $650,000 as of December 31, 2023. Consumer non-pass grades decreased $13,000 to $45,000 as of March 31, 2024 as compared to $58,000 as of December 31, 2023. There were no Agricultural or State and Political Subdivision non-pass grades at March 31, 2024 or December 31, 2023.

The Company continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	March 31,	December 31,
	2024	2023
Real Estate	$813,044	$811,493
Agricultural	641	671
Commercial and Industrial	63,753	66,909
Consumer	5,843	5,824
State and Political Subdivisions	26,190	26,181
Total Loans	$909,471	$911,078

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses constitutes the amount available to absorb losses within the loan portfolio. As of March 31, 2024, the allowance for credit losses was $7,196,000 as compared to $6,925,000 as of December 31, 2023. The allowance for credit losses is established through a provision for credit losses charged to expenses. Loans are charged against the allowance for possible credit losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for credit losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, that might be incurred in the future. On a quarterly basis, management evaluates the qualitative factors utilized in the calculation of the Company’s allowance for credit losses and various adjustments are made to these factors as deemed necessary at the time of evaluation. During the first quarter of 2024, qualitative factors related to delinquency trends were decreased by eight basis points related to loans (a) secured by first liens, (b) secured by owner-occupied, non-farm, non-residential properties, and (c) other revolving credit plans. Qualitative factors related to volume trends were increased by eight basis points related to loans secured by junior liens and decreased by eight basis points related to other revolving credit plans. Qualitative factors related to collateral values were also increased by four basis points related to commercial and industrial loans during the first quarter of 2024.

The Analysis of Allowance for Credit Losses table contains an analysis of the allowance for credit losses indicating charge-offs and recoveries for the three months ended March 31, 2024 and 2023. Net recoveries as a percentage of average loans was (0.001)% and 0.002% for the three months ended March 31, 2024 and 2023, respectively. Net recoveries amounted to $7,000 for the three months ended March 31, 2024 as compared to net charge-offs of $13,000 for the three months ended March 31, 2023.

For the three months ended March 31, 2024, the provision for credit losses was $264,000 as compared to $0 for the three months ended March 31, 2023. The provision, net of charge-offs and recoveries, resulted in the quarter end allowance for credit losses of $7,196,000, of which 93.4% was attributed to the Real Estate component, 0.0% attributed to the Agricultural component, 4.5% attributed to the Commercial and Industrial component, 1.2% attributed to the Consumer component, and 0.9% attributed to the State and Political Subdivisions component (refer to the activity in Note 4 – Loans and Allowance for Credit Losses on page 12).

Analysis of Allowance for Credit Losses

(Dollars in thousands)
	March 31,	March 31,
As of and for the three months ended:	2024	2023
Balance at prior year-end	$6,925	$8,274
CECL adoption adjustment	—	(1,119)
Beginning balance	6,925	7,155

Charge-offs:
Real Estate	—	—
Agricultural	—	—
Commercial and Industrial	—	—
Consumer	12	17
State and Political Subdivisions	—	—
	12	17
Recoveries:
Real Estate	18	1
Agricultural	—	—
Commercial and Industrial	—	1
Consumer	1	2
State and Political Subdivisions	—	—
	19	4

Net (recoveries) charge-offs	(7)	13
Provision (credits) charged to operations	264	—
Balance at end of period	$7,196	$7,142

Ratio of net (recoveries) charge-offs during the period to average loans outstanding during the period	(0.001)%	0.002%
Allowance for credit losses to average loans outstanding during the period	0.793%	0.831%

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

With the Bank’s manageable level of net charge-offs and recoveries along with the additions to the reserve from the provision out of operations, the allowance for credit losses as a percentage of year-to-date average loans amounted to 0.793% and 0.831% at March 31, 2024 and 2023, respectively.

NON-PERFORMING ASSETS

The table on page 53 details the Company’s non-performing assets and individually evaluated loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $5,101,000 as of March 31, 2024, as compared to $5,681,000 as of December 31, 2023. The economy remains unstable. Consumer spending remains at high levels, allowing the inflation rate to continue to remain higher than desired levels. Business sentiment is downbeat and business investment has slowed. Many economists and influential thinkers believe that the economy is moving forward in spite of certain forecasts and predictors. Inflation is not receding as fast as the Federal Reserve had hoped. Despite fluctuations throughout the first quarter of 2024, the inflation rate returned to 3.4% at March 31, 2024, consistent with the inflation rate as of December 31, 2023. The Federal Reserve’s target rate of inflation is 2%. The war between Ukraine and Russia continues to produce worldwide consternation. The heightened conflict with Israel and Palestine has caused much hostility throughout the world and is becoming prevalent on college campuses and centers of influence throughout the US with protests that have become heated and violent. The constant disputing over whether to continue US support of Ukraine and Israel in ongoing efforts has been a strain on the economy. Values of new and used homes and automobiles have remained high. Higher interest rates have added to the curtailed borrowing. Consumer savings is dwindling, and credit balances are growing. Supply chains are back up and running efficiently in many areas. Labor continues to remain costly and unpredictable. The Federal Reserve has paused rate hikes but has yet to implement its plan to potentially begin reducing rates in 2024. These forces have had a direct effect on the Corporation’s nonperforming assets. The Corporation is closely monitoring all segments of its loan portfolio because of the current uncertain economic environment. Non-accrual loans totaled $4,604,000 as of March 31, 2024, as compared to $4,616,000 as of December 31, 2023. There were no foreclosed assets held for resale as of March 31, 2024 and December 31, 2023. There were three loans past-due 90 days or more and still accruing interest at March 31, 2024 that carried a balance of $497,000,, compared to December 31, 2023 when there were five loans past-due 90 days or more and still accruing interest which carried an aggregate balance of $1,065,000. The loans past-due 90 days or more and still accruing interest as of March 31, 2024 were secured by commercial and residential real estate, all of which were well secured and in the process of collection.

Non-performing assets to total loans was 0.56% at March 31, 2024 and 0.62% at December 31, 2023. Non-performing assets to total assets was 0.36% at March 31, 2024 and 0.40% at December 31, 2023. The allowance for credit losses to total non-performing assets was 141.07% as of March 31, 2024 as compared to 121.90% as of December 31, 2023. Additional detail can be found on page 53 in the Non-Performing Assets and Individually Evaluated Loans table and page 29 in the Non-Performing Assets table. Asset quality is a priority and the Company retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts and engages an annual external loan review.

Performing substandard loans, which have not been designated for individual evaluation to determine expected credit losses, have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not designated for individual impairment amounted to $18,354,000 at March 31, 2024 and $19,418,000 at December 31, 2023.

Individually evaluated loans were $4,913,000 at March 31, 2024, compared to $4,925,000 at December 31, 2023. The largest individually evaluated loan relationship at March 31, 2024 consisted of a non-performing loan to a student housing holding company which is secured by commercial real estate. At March 31, 2024, the loan carried a balance of $1,990,000, net of $1,989,000 that had been charged off to date. The second largest individually evaluated loan relationship at March 31, 2024 consisted of five non-performing loans to a plastic processing company focused on non-post-consumer recycling. Three loans are classified in the Commercial and Industrial portfolio and two loans are secured by commercial real estate. The loans carried an aggregate balance of $975,000 at March 31, 2024. The third largest individually evaluated loan relationship at March 31, 2024 consisted of a non-performing loan to the owner of a golf course and catering venue which is secured by commercial real estate. At March 31, 2024, the loan carried a balance of $582,000.

The Company determines the need for individual evaluation of loans based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $4,913,000 in individually evaluated loans at March 31, 2024, none were located outside of the Company’s primary market area.

The outstanding recorded investment of modified loans to borrowers experiencing financial difficulty as of March 31, 2024 amounted to $9,455,000 and was classified in the Real Estate portfolio. There were no loan modifications completed with respect to borrowers experiencing financial difficulty during the year ended December 31, 2023. The loan modification to a borrower experiencing financial difficulty as of March 31, 2024 was a payment modification which allowed a period of interest-only payments of six months.

There were no unfunded commitments on modified loans to borrowers experiencing financial difficulty and all modified loans to borrowers experiencing financial difficulty were in compliance with restructure terms as of March 31, 2024. The modification of a loan to a borrower experiencing financial difficulty that was completed during the twelve months preceding March 31, 2024 experienced a payment default during the three months ended March 31, 2024, but was paid current as of March 31, 2024.

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

Improving loan quality is a priority. The Company actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2024. Excluding the assets disclosed in the Non-Performing Assets and Individually Evaluated Loans table below, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

The economic climate remains in a state of flux. The war between Ukraine and Russia moves into its third year and the Israeli conflict in the Gaza strip has intensified and incited worldwide hostilities. Inflationary pressures have become persistently elevated which has created much debate and concern regarding the appropriate steps to be taken to overcome the effects of monetary policy adjustments that have been and will be made to affect the change. The looming Presidential election and the legal issues that permeate the leading Presidential candidates, commodity prices remaining high even as inflationary pressures have eased, gas prices fluctuating widely from week to week, small businesses closing, larger corporations cutting jobs, unprecedented weather conditions seen around the world, and the fears recession may still be looming have all exacerbated the difficulties in the national and state economy. Experts at all levels continue to ascertain the intermediate or long term effects of such issues. The Corporation may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of individually evaluated loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Corporation’s allowance for credit losses could be required. The extent of the impact of these stressors on the Corporation’s operational and financial performance will depend on certain developments including reactions to inflationary controls enacted, the labor force, the longevity of the wars, the ongoing political landscape, and the looming threat of a recession, and any after-effects of these factors. These factors may not immediately impact the Corporation’s operational and financial performance, as the effects of these factors may lag into the future. The Corporation is also susceptible to the impact of economic and fiscal policy factors that may evolve in the current economic environment

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of March 31, 2024 and December 31, 2023, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Individually Evaluated Loans

(Dollars in thousands)	March 31,	December 31,
	2024	2023
Non-performing assets
Non-accrual loans	$4,604	$4,616
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	497	1,065
Total non-performing assets	$5,101	$5,681

Individually evaluated loans
Non-accrual loans	$4,604	$4,616
Other Individually Evaluated loans	309	309
Total individually evaluated loans	4,913	4,925
Allocated allowance for credit losses	—	—
Net investment in individually evaluated loans	$4,913	$4,925

Individually evaluated loans with a valuation allowance	$—	$—
Individually evaluated loans without a valuation allowance	4,913	4,925
Total individually evaluated loans	$4,913	$4,925

Allocated valuation allowance as a percent of individually evaluated loans	—%	—%
Individually evaluated loans to total loans	0.54%	0.54%
Non-performing assets to total loans	0.56%	0.62%
Non-performing assets to total assets	0.36%	0.40%
Allowance for credit losses to individually evaluated loans	146.47%	140.61%
Allowance for credit losses to total non-performing assets	141.07%	121.90%

Real estate mortgages comprise 89.4% of the loan portfolio as of March 31, 2024, as compared to 89.1% as of December 31, 2023. Real estate mortgages consist of both loans secured by residential and commercial real estate. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential component of the real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Company’s market area and are subject to risks associated with the local economy. The loans secured by commercial real estate typically reprice approximately every three to five years and are also concentrated in the Company’s market area. The Company’s loss exposure on its individually evaluated loans continues to be mitigated by collateral positions on these loans. The allocated allowance for credit losses associated with individually evaluated loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits increased $1,212,000 to $981,651,000 as of March 31, 2024 as non-interest bearing deposits increased by $6,415,000 and interest bearing deposits decreased by $5,203,000 from year-end 2023. The increase in deposits was mainly the result of an increase in time deposits of $21,202,000 as the result of new higher rate CD promotions during the quarter offset by a $12,374,000 decrease in municipal deposits and other normal fluctuations. Total short-term and long-term borrowings increased to $288,285,000 as of March 31, 2024, from $275,468,000 at year-end 2023, an increase of $12,817,000 or 4.7%. Total borrowings increased mainly due to an increase in the balance of repurchase agreements since year-end.

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the three months ended March 31, 2024, net loss less dividends paid decreased capital by $20,091,000. Accumulated other comprehensive loss derived from net unrealized gains on debt securities available-for-sale and interest rate derivatives also impacts capital. At December 31, 2023 accumulated other comprehensive loss was $29,645,000. Accumulated other comprehensive loss stood at $27,919,000 at March 31, 2024, an improvement of $1,726,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s securities portfolio, as well as its decision to sell securities at a gain or loss. The fluctuations from net unrealized gains on debt securities available-for-sale and derivatives do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Company held 231,611 shares of common stock as treasury stock at March 31, 2024 and December 31, 2023, respectively. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of March 31, 2024 and December 31, 2023.

Total stockholders’ equity was $103,711,000 as of March 31, 2024, and $121,615,000 as of December 31, 2023.

At March 31, 2024 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of March 31, 2024 and December 31, 2023:

			Minimum Capital
	March 31,	December 31,	Adequacy with
	2024	2023	Capital Buffer
Tier 1 leverage ratio (to average assets)	10.06%	10.38%	4.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	15.01%	14.94%	7.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.01%	14.94%	8.50%
Total risk-based capital ratio	15.76%	15.68%	10.50%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of March 31, 2024, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At March 31, 2024 the Company had $531,226,000 in maximum borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings, and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $83,402,000.

The Company enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Company to repurchase the assets, the Company may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $31,782,000 at March 31, 2024.

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

Net cash flows provided by operating activities were $2,048,000 for the three months ended March 31,2024, compared to net cash flows used in operating activities of $2,418,000 for the three months ended March 31, 2023. Net loss amounted to $18,377,000 for the three months ended March 31, 2024, compared to net income of $1,357,000 for the three months ended March 31, 2023. The goodwill impairment was a non-cash charge and amounted to $19,133,000 for the three months ended March 31, 2024; therefore, had no effect on liquidity. For the three months ended March 31, 2023, there was no goodwill impairment. During the three months ended March 31, 2024 and 2023, net premium amortization on securities amounted to $251,000 and $400,000, respectively. Net gains on sales of mortgage loans amounted to $11,000 for the three months ended March 31, 2024 and $17,000 for the three months ended March 31, 2023. Proceeds (net of gains/losses) from sales of mortgage loans originated for resale exceeded originations of mortgage loans originated for resale by $115,000 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 when originations of mortgage loans originated for resale exceeded proceeds (net of gains/losses) from sales of mortgage loans originated for resale by $27,000. Net securities losses amounted to $184,000 and $56,000 for the three months ended March 31 2024 and 2023, respectively. Accrued interest receivable increased by

$90,000 for the three months ended March 31, 2024 and decreased by $356,000 for the three months ended March 31, 2023. Accrued interest payable increased $286,000 and $726,000 for the three months ended March 31, 2024 and 2023, respectively. Amortization of investment in real estate ventures amounted to $205,000 for the three months ended March 31, 2024 and $53,000 for the three months ended March 31, 2023. Other assets increased $500,000 and $706,000 for the three months ended March 31, 2024 and 2023, respectively. Other liabilities increased $338,000 during the three months ended March 31, 2024, compared to a decrease of $5,147,000 during the three months ended March 31, 2023.

Investing activities used cash of $16,135,000 during the three months ended March 31, 2024, compared to the three months ended March 31, 2023 when investing activities provided cash of $24,775,000. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions, net against purchases) used cash of $17,134,000 during the three months ended March 31, 2024 and provided cash of $31,655,000 during the three months ended March 31, 2023. Changes in restricted investment in bank stocks used cash of $65,000 and $1,216,000 during the three months ended March 31, 2024 and 2023, respectively. A net decrease in loans provided cash of $1,510,000 for the three months ended March 31, 2024, compared to net cash used to originate loans of $3,683,000 for the three months ended March 31, 2023. Purchases of premises and equipment used cash of $446,000 and $868,000 during the three months ended March 31, 2024 and 2023, respectively. Purchase of investment in real estate venture had no transactions during the three months ended March 31, 2024, compared to cash used for the purchase of real estate ventures of $1,113,000 during the three months ended March 31, 2023.

Financing activities provided cash of $12,315,000 and used cash of $20,782,000 during the three months ended March 31, 2024 and 2023, respectively. Deposits increased by $1,212,000 during the three months ended March 31, 2024 and decreased by $45,584,000 during the three months ended March 31, 2023. Short-term borrowings increased by $12,817,000 and $26,489,000 during the three months ended March 31, 2024 and 2023, respectively. Dividends paid amounted to $1,714,000 for the three months ended March 31, 2024, compared to $1,685,000 for the three months ended March 31, 2023.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of rates on assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Company is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Company’s cumulative gap at one year indicates the Company is liability sensitive at March 31, 2024.

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

The table below presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 5.54%, 10.20%, and 13.90% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 0.91%, 2.90%, and 4.08% in the 100, 200 and 300 basis point decreasing rate scenarios presented. All of the forecasts in the increasing and decreasing rate scenarios presented are within the Company’s policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current interest rate environment with federal funds trading in the 525-550 basis point range and many deposit accounts still lagging at markedly lower rates. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Company’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Company’s interest-sensitive assets are able to decline by these amounts. For the three months ended March 31, 2024 the cost of interest-bearing liabilities averaged 3.48%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 5.09%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At March 31, 2024, net present value is projected to decrease 3.23%, 7.12%, and 12.03% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. Additionally, the 100, 200 and 300 basis point immediate decreases in rates are estimated to affect net present value with a decrease of 1.34%, 6.38%, and 18.21%, respectively. All scenarios presented are within the Company’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Interest Income Simulation Projection
+300 bp Shock vs. Stable Rate	(13.90)%
+200 bp Shock vs. Stable Rate	(10.20)%
+100 bp Shock vs. Stable Rate	(5.54)%
Flat rate
‒100 bp Shock vs. Stable Rate	0.91%
‒200 bp Shock vs. Stable Rate	2.90%
‒300 bp Shock vs. Stable Rate	4.08%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(12.03)%
+200 bp Shock vs. Stable Rate	(7.12)%
+100 bp Shock vs. Stable Rate	(3.23)%
Flat rate
‒100 bp Shock vs. Stable Rate	(1.34)%
‒200 bp Shock vs. Stable Rate	(6.38)%
‒300 bp Shock vs. Stable Rate	(18.21)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.  Controls and Procedures

a)

Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the

Company concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

b)

Changes in internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Although the Company is subject to various claims and legal actions that occur from time to time in the ordinary course of business, the Company is not party to any pending legal proceedings that management believes could have a material adverse effect on its business, results of operations, financial condition or cash flows. In addition, no material preceedings are pending or are known to be threatened or contemplated against the Company and the Bank by government authorities or others.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	―	―	―	120,000
February 1 - February 29, 2023	―	―	―	120,000
March 1 - March 31, 2023	―	―	―	120,000
Total	―	―	―	120,000

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the quarter ended March 31, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

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

FIRST KEYSTONE CORPORATION
Registrant

June 3, 2024	/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

June 3, 2024	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)