Form 10-Q
period 2024-06-30
FIRST KEYSTONE CORP
filed 2024-08-09
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 6,185,395 shares as of August 7, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	June 30,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$14,292	$9,462
Interest-bearing deposits in other banks	1,979	7,551
Total cash and cash equivalents	16,271	17,013
Debt securities available-for-sale, at fair value	403,589	392,968
Marketable equity securities, at fair value	1,288	1,482
Restricted investment in bank stocks, at cost	11,493	10,885

Loans	922,189	910,864
Loans held for sale	305	214
Allowance for credit losses	(7,687)	(6,925)
Net loans	914,807	904,153
Premises and equipment, net	19,678	19,611
Operating lease right-of-use assets	1,453	1,472
Accrued interest receivable	5,328	5,201
Cash surrender value of bank owned life insurance	26,336	26,010
Investments in low-income housing partnerships	5,562	5,961
Goodwill	—	19,133
Deferred income taxes	9,351	8,695
Other assets	3,072	3,286
TOTAL ASSETS	$1,418,228	$1,415,870

LIABILITIES
Deposits:
Non-interest bearing	$206,004	$198,569
Interest bearing	778,205	781,870
Total deposits	984,209	980,439
Short-term borrowings	175,311	153,468
Long-term borrowings	122,000	122,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	1,965	1,976
Accrued interest payable	3,698	2,823
Other liabilities	4,951	8,549
TOTAL LIABILITIES	1,317,134	1,294,255

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of June 30, 2024 and December 31, 2023; issued 0 as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of June 30, 2024 and December 31, 2023; issued 6,417,006 as of June 30, 2024 and 6,352,665 as of December 31, 2023; outstanding 6,185,395 as of June 30, 2024 and 6,121,054 as of December 31, 2023	12,834	12,705
Surplus	44,740	44,004
Retained earnings	79,826	100,260
Accumulated other comprehensive loss	(30,597)	(29,645)
Treasury stock, at cost, 231,611 shares as of June 30, 2024 and December 31, 2023	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	101,094	121,615
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,418,228	$1,415,870

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

INTEREST INCOME
Interest and fees on loans	$12,371	$10,379	$24,391	$20,290
Interest and dividend income on securities:
Taxable	4,666	2,833	9,007	5,701
Tax-exempt	279	261	552	611
Dividends	12	12	24	24
Dividend income on restricted investment in bank stocks	243	162	478	326
Interest on interest-bearing deposits in other banks	22	4	87	6
Total interest income	17,593	13,651	34,539	26,958
INTEREST EXPENSE
Interest on deposits	6,019	3,833	11,973	6,884
Interest on short-term borrowings	2,021	2,302	3,987	4,349
Interest on long-term borrowings	1,278	134	2,556	266
Interest on subordinated debt	274	274	547	547
Total interest expense	9,592	6,543	19,063	12,046
Net interest income	8,001	7,108	15,476	14,912
Provision for credit losses	510	34	774	34
Net interest income after provision for credit losses	7,491	7,074	14,702	14,878
NON-INTEREST INCOME
Trust department	254	248	498	478
Service charges and fees	568	571	1,093	1,096
Increase in cash surrender value of life insurance	164	153	326	302
ATM fees and debit card income	565	566	1,082	1,098
Net gains on sales of mortgage loans	17	17	28	34
Net securities losses	(10)	(69)	(194)	(125)
Other	63	53	132	108
Total non-interest income	1,621	1,539	2,965	2,991
NON-INTEREST EXPENSE
Salaries and employee benefits	4,153	3,733	8,707	8,119
Occupancy, net	536	559	1,101	1,087
Furniture and equipment expense	150	156	302	308
Computer expense	340	406	709	769
Professional services	466	346	899	781
Pennsylvania shares tax	244	241	450	482
FDIC insurance, net	218	178	406	354
ATM and debit card fees	258	278	480	585
Data processing fees	235	357	524	669
Advertising	163	154	267	228
Goodwill Impairment	—	—	19,133	—
Other	903	749	1,833	1,528
Total non-interest expense	7,666	7,157	34,811	14,910
Income before income tax expense (benefit)	1,446	1,456	(17,144)	2,959
Income tax expense (benefit)	66	317	(147)	463
NET INCOME (LOSS)	$1,380	$1,139	$(16,997)	$2,496
PER SHARE DATA
Net income (loss) per share:
Basic	$0.23	$0.19	$(2.77)	$0.41
Diluted	0.23	0.19	(2.77)	0.41
Dividends per share	0.28	0.28	0.56	0.56

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands)	Three Months Ended
	June 30,
	2024	2023

Net income	$1,380	$1,139

Other comprehensive loss:
Unrealized net holding losses on debt securities available-for-sale arising during the period, net of income taxes of $(875) and $(993), respectively	(3,295)	(3,736)

Fair value adjustment on derivatives, net of income tax benefit of $167 and $0, respectively	617	—

Total other comprehensive loss	(2,678)	(3,736)

Total comprehensive loss	$(1,298)	$(2,597)

(Dollars in thousands)	Six Months Ended
	June 30,
	2024	2023

Net (loss) income	$(16,997)	$2,496

Other comprehensive (loss) income:
Unrealized net holding (losses) gains on debt securities available-for-sale arising during the period, net of income taxes of $(1,053) and $32, respectively	(3,962)	120

Less reclassification adjustment for net gains included in net income, net of income taxes of $0 and $(21), respectively (a) (b)	—	(78)

Fair value adjustment on derivatives, net of income tax benefit of $753 and $0, respectively	3,010	—

Total other comprehensive (loss) income	(952)	42

Total comprehensive (loss) income	$(17,949)	$2,538

______________________________

(a)	Gross amounts are included in net securities losses on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense (benefit) on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2024	6,352,665	$12,705	$44,004	$100,260	$(29,645)	$(5,709)	$121,615
Net loss				(18,377)			(18,377)
Other comprehensive income, net of taxes					1,726		1,726
Issuance of common stock under dividend reinvestment plan	32,229	65	396				461
Dividends - $0.28 per share				(1,714)			(1,714)
Balance at March 31, 2024	6,384,894	$12,770	$44,400	$80,169	$(27,919)	$(5,709)	$103,711
Net income				1,380			1,380
Other comprehensive loss, net of taxes					(2,678)		(2,678)
Issuance of common stock under dividend reinvestment plan	32,112	64	340				404
Dividends - $0.28 per share				(1,723)			(1,723)
Balance at June 30, 2024	6,417,006	$12,834	$44,740	$79,826	$(30,597)	$(5,709)	$101,094

Balance at January 1, 2023	6,250,763	$12,502	$42,439	$100,712	$(29,558)	$(5,709)	$120,386
Cumulative effect of adoption of ASU No. 2016-13				768			768
Net income				1,357			1,357
Other comprehensive income, net of taxes					3,778		3,778
Issuance of common stock under dividend reinvestment plan	20,787	41	381				422
Dividends - $0.28 per share				(1,685)			(1,685)
Balance at March 31, 2023	6,271,550	$12,543	$42,820	$101,152	$(25,780)	$(5,709)	$125,026
Net income				1,139			1,139
Other comprehensive loss, net of taxes					(3,736)		(3,736)
Issuance of common stock under dividend reinvestment plan	24,833	50	397				447
Dividends - $0.28 per share				(1,691)			(1,691)
Balance at June 30, 2023	6,296,383	$12,593	$43,217	$100,600	$(29,516)	$(5,709)	$121,185

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

(Dollars in thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,997)	$2,496
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses on loans	774	34
Provision for credit losses on unfunded commitments	29	45
Goodwill impairment	19,133	—
Depreciation and amortization	553	540
Net premium amortization on securities	285	799
Deferred income tax (benefit) expense	(357)	34
Common stock issued	855	856
Net gains on sales of mortgage loans	(28)	(34)
Proceeds from sales of mortgage loans originated for sale	1,599	1,121
Originations of mortgage loans originated for sale	(1,662)	(1,016)
Net securities losses	194	125
(Increase) decrease in accrued interest receivable	(127)	218
Increase in cash surrender value of bank owned life insurance	(326)	(302)
Net losses on disposals of premises and equipment	2	2
Decrease (increase) in other assets	201	(87)
Amortization of investment in low-income housing partnerships	409	106
Increase in accrued interest payable	875	608
Increase (decrease) increase in other liabilities	122	(5,188)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,534	357
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities and debt securities available-for-sale	—	23,230
Proceeds from maturities and redemptions of debt securities available-for-sale	42,518	17,987
Purchases of debt securities available-for-sale	(58,439)	—
Net change in restricted investment in bank stocks	(608)	(1,481)
Net increase in loans	(11,337)	(12,873)
Purchase of premises and equipment	(576)	(1,251)
Purchase of investment in real estate venture	(10)	(1,834)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(28,452)	23,778
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	3,770	(57,658)
Net increase in short-term borrowings	21,843	39,941
Repayment of finance lease obligations	—	(5)
Dividends paid	(3,437)	(3,376)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	22,176	(21,098)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(742)	3,037
CASH AND CASH EQUIVALENTS, BEGINNING	17,013	10,738
CASH AND CASH EQUIVALENTS, ENDING	$16,271	$13,775

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$18,188	$11,438
Income taxes paid	—	209
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock subscription receivable	10	13
Right-of-use assets obtained in exchange for lease liabilities	33	33

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2024 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Adopted ASUs:

There were no ASUs adopted during the first half of 2024.

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

NOTE 3 — SECURITIES

Debt Securities

The Company classifies its securities as either “Held-to-Maturity” or “Available-for-Sale” at the time of purchase. Securities are accounted for on a trade date basis. Debt securities are classified as Held-to-Maturity when the Company has the ability and positive intent to hold the securities to maturity. Securities classified as Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity. At June 30, 2024 and December 31, 2023, all debt securities held were classified as available-for-sale.

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

There was no allowance for credit losses for Available-For-Sale debt securities as of June 30, 2024; therefore, it is not present in the table below. The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as Available-For-Sale were as follows at June 30, 2024 and December 31, 2023:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2024:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,896	$—	$(893)	$7,003
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	157,735	35	(15,395)	142,375
Other	5,949	95	(41)	6,003
Other mortgage backed securities	51,082	109	(2,563)	48,628
Obligations of state and political subdivisions	95,673	15	(11,047)	84,641
Asset-backed securities	85,262	289	(480)	85,071
Corporate debt securities	38,011	92	(8,235)	29,868
Total	$441,608	$635	$(38,654)	$403,589

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,881	$—	$(840)	$7,041
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	152,510	—	(14,518)	137,992
Other	7,560	126	(54)	7,632
Other mortgage backed securities	36,623	168	(2,741)	34,050
Obligations of state and political subdivisions	97,899	18	(10,214)	87,703
Asset-backed securities	82,852	150	(840)	82,162
Corporate debt securities	40,647	74	(4,333)	36,388
Total	$425,972	$536	$(33,540)	$392,968

Debt securities Available-for-Sale with an aggregate fair value of $326,659,000 at June 30, 2024 and $249,114,000 at December 31, 2023, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $184,259,000 at June 30, 2024 and $182,050,000 at December 31, 2023.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at June 30, 2024. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		June 30, 2024
		Debt Securities Available-For-Sale
(Dollars in thousands)		U.S. Government	Other	Obligations
		Agency &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Sponsored Agency	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$2,950	$5,590	$—	$—
Fair value	—	—	2,925	5,511	—	—

1 - 5 Years:
Amortized cost	7,896	6,939	1,202	14,293	—	1,244
Fair value	7,003	6,898	1,157	13,743	—	1,212

5 - 10 Years:
Amortized cost	—	4,624	1,378	26,245	4,648	31,678
Fair value	—	4,692	1,376	22,576	4,622	28,217

After 10 Years:
Amortized cost	—	152,121	45,552	49,545	80,614	5,089
Fair value	—	136,788	43,170	42,811	80,449	439

Total:
Amortized cost	$7,896	$163,684	$51,082	$95,673	$85,262	$38,011
Fair value	7,003	148,378	48,628	84,641	85,071	29,868
[1]	Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

At June 30, 2024 and December 31, 2023, the Corporation had holdings of securities from the following issuers in excess of ten percent of consolidated stockholders’ equity (excluding holdings of the U.S. Government and U.S. Government Agencies and Corporations).

(Dollars in thousands)
Fair
June 30, 2024:	Value
Issuer
Sallie Mae Bank	$29,712
Velocity Commercial Capital	25,583
Nelnet Student Loan Trust	16,904
Navient Student Loan Trust	11,739

(Dollars in thousands)
Fair
December 31, 2023:	Value
Issuer
Sallie Mae Bank	$25,737
Nelnet Student Loan Trust	15,486
Navient Student Loan Trust	13,179

There were no proceeds from sales of Debt Securities Available-For-Sale for the three months ended June 30, 2024 and 2023. Therefore, there were no gains or losses realized during these periods.

Proceeds from sales of Debt Securities Available-For-Sale for the six months ended June 30, 2024 and 2023 were $0 and $23,230,000, respectively. Gross gains realized on these sales were $0 and $447,000, respectively. Gross losses on these sales were $0 and $348,000 respectively.

The summary below shows the gross unrealized losses and fair value of the Company’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of June 30, 2024 and December 31, 2023:

June 30, 2024

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,003	$(893)	$7,003	$(893)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	27,412	(138)	101,754	(15,257)	129,166	(15,395)
Other	—	—	2,416	(41)	2,416	(41)
Other mortgage-backed debt securities	20,636	(363)	21,224	(2,200)	41,860	(2,563)
Obligations of state and political subdivisions	1,246	(9)	80,387	(11,038)	81,633	(11,047)
Asset-backed securities	30,739	(134)	7,019	(346)	37,758	(480)
Corporate debt securities	4,259	(4,868)	24,742	(3,367)	29,001	(8,235)
Total	$84,292	$(5,512)	$244,545	$(33,142)	$328,837	$(38,654)

December 31, 2023

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,041	$(840)	$7,041	$(840)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	23,103	(242)	102,608	(14,276)	125,711	(14,518)
Other	—	—	3,029	(54)	3,029	(54)
Other mortgage-backed debt securities	1,568	(1)	25,042	(2,740)	26,610	(2,741)
Obligations of state and political subdivisions	—	—	82,113	(10,214)	82,113	(10,214)
Asset-backed securities	52,862	(342)	12,726	(498)	65,588	(840)
Corporate debt securities	2,813	(270)	30,501	(4,063)	33,314	(4,333)
Total	$80,346	$(855)	$263,060	$(32,685)	$343,406	$(33,540)

There were 178 individual debt securities in an unrealized loss position as of June 30, 2024, with a combined decline in value representing 8.61% of the debt securities portfolio. There were 177 individual debt securities in an unrealized loss position as of December 31, 2023, with their combined decline in value representing 7.75% of the debt securities portfolio.

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

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Company’s consolidated balance sheet and totaled $2,383,000 as of June 30, 2024. Accrued interest receivable on debt securities available for sale is excluded from the estimate of credit losses.

All debt securities available for sale in an unrealized loss position, as of June 30, 2024, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold debt securities for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategies, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the debt securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

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

At June 30, 2024 and December 31, 2023, the Company had $1,288,000 and $1,482,000, respectively, in equity securities recorded at fair value. The following is a summary of realized gains and losses recognized in net income on equity securities during the six months ended June 30, 2024 and 2023:

(Dollars in thousands)	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Net losses from market value fluctuations recognized during the period on equity securities	$(194)	$(224)
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Net losses recognized during the reporting period on equity securities still held at the reporting date	$(194)	$(224)

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

The Company monitors the equity securities portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be impaired at June 30, 2024 or December 31, 2023.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $305,000 and $214,000 at June 30, 2024 and December 31, 2023, respectively.

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

As an addition to the commercial loans receivable portfolio, the Company may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of June 30, 2024, the Company's balance of GGLs was $4,380,000, compared to $4,470,000 at December 31, 2023.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. Off-balance sheet credit exposures primarily include undrawn portions of revolving lines of credit and standby letters of credit. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the amount of the reserve for unfunded lending commitments was $196,000 and $166,000, respectively.

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Company’s consolidated balance sheet and totaled $2,650,000 as of June 30, 2024 compared to $2,476,000 at December 31, 2023. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

The following tables present the classes of the loan portfolio summarized by risk rating and year of origination and year-to-date gross charge-offs by loan portfolio summarized by year of origination as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)

As of June 30, 2024:

Real Estate:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$43,114	$112,968	$179,049	$126,902	$106,892	$232,070	$800,995
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	81	225	3,589	18,759	22,654
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	84	74	150	143	107	10	568
Total Real Estate Loans	$43,198	$113,042	$179,280	$127,270	$110,588	$250,839	$824,217

Agricultural:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$35	$243	$51	$—	$—	$658	$987
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	1	2	—	—	—	—	3
Total Agricultural Loans	$36	$245	$51	$—	$—	$658	$990

Commercial and Industrial:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$5,010	$13,015	$9,565	$5,202	$3,879	$27,216	$63,887
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	20	636	656
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	43	82	70	9	12	200	416
Total Commercial and Industrial Loans	$5,053	$13,097	$9,635	$5,211	$3,911	$28,052	$64,959

Consumer:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$1,682	$1,877	$966	$727	$125	$794	$6,171
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	10	10
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	22	27	14	5	1	—	69
Total Consumer Loans	$1,704	$1,904	$980	$732	$126	$804	$6,250

State and Political Subdivisions:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$—	$843	$4,095	$14,139	$1,857	$5,135	$26,069
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—

9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	—	2	1	4	1	1	9
Total State and Political Subdivision Loans	$—	$845	$4,096	$14,143	$1,858	$5,136	$26,078

Total Loans:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$49,841	$128,946	$193,726	$146,970	$112,753	$265,873	$898,109
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	81	225	3,609	19,405	23,320
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	150	187	235	161	121	211	1,065
Total Loans	$49,991	$129,133	$194,042	$147,356	$116,483	$285,489	$922,494

	2024	2023	2022	2021	2020	Prior	Total
Gross Charge Offs:
Real Estate	$—	$—	$—	$—	$—	$—	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—	—
Consumer	—	5	12	5	6	5	33
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$—	$5	$12	$5	$6	$5	$33

(Dollars in thousands)

As of December 31, 2023:

Real Estate:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$110,819	$186,729	$132,724	$110,038	$54,543	$192,686	$787,539
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	86	587	3,661	9,452	9,598	23,384
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	130	176	153	116	(13)	8	570
Total Real Estate Loans	$110,949	$186,991	$133,464	$113,815	$63,982	$202,292	$811,493

Agricultural:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$—	$59	$—	$—	$—	$611	$670
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	—	1	—	—	—	—	1
Total Agricultural Loans	$—	$60	$—	$—	$—	$611	$671

Commercial and Industrial:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$12,672	$10,186	$5,776	$7,439	$6,833	$22,927	$65,833
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	650	650
9 Doubtful	—	—	—	—	—	—	—

Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	95	83	24	17	208	(1)	426
Total Commercial and Industrial Loans	$12,767	$10,269	$5,800	$7,456	$7,041	$23,576	$66,909

Consumer:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$2,415	$1,238	$926	$206	$110	$802	$5,697
7 Special Mention	58	—	—	—	—	—	58
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	38	20	8	2	1	—	69
Total Consumer Loans	$2,511	$1,258	$934	$208	$111	$802	$5,824

State and Political Subdivisions:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$731	$4,095	$14,139	$1,905	$—	$5,303	$26,173
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	2	1	4	1	—	—	8
Total State and Political Subdivision Loans	$733	$4,096	$14,143	$1,906	$—	$5,303	$26,181

Total Loans:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$126,637	$202,307	$153,565	$119,588	$61,486	$222,329	$885,912
7 Special Mention	58	—	—	—	—	—	58
8 Substandard	—	86	587	3,661	9,452	10,248	24,034
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	265	281	189	136	196	7	1,074
Total Loans	$126,960	$202,674	$154,341	$123,385	$71,134	$232,584	$911,078

	2023	2022	2021	2020	2019	Prior	Total
Gross Charge Offs:
Real Estate	$—	$—	$—	$—	$—	$—	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—	—
Consumer	2	23	13	2	4	13	57
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$2	$23	$13	$2	$4	$13	$57

State and Political Subdivision Loans include loans categorized as tax-free in the amount of $26,078,000 at June 30, 2024 and $26,181,000 at December 31, 2023. Commercial and Industrial Loans include $4,380,000 of GGLs as of June 30, 2024 and $4,470,000 of GGLs as of December 31, 2023. Loans held for sale are included in the Real Estate Loans category and amounted to $305,000 at June 30, 2024 and $214,000 at December 31, 2023.

The activity in the allowance for credit losses by loan class is summarized below for the three and six months ended June 30, 2024 and 2023 and the year ended December 31, 2023.

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the three months ended June 30, 2024:
Allowance for Credit Losses:
Beginning balance	$6,725	$1	$322	$85	$63	$7,196
Charge-offs	—	—	—	(21)	—	(21)
Recoveries	1	—	1	—	—	2
Provision	480	1	2	27	—	510
Ending Balance	$7,206	$2	$325	$91	$63	$7,687

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the six months ended June 30, 2024:
Beginning balance January 1, 2024	$6,539	$1	$265	$78	$42	$6,925
Charge-offs	—	—	—	(33)	—	(33)
Recoveries	19	—	1	1	—	21
Provision	648	1	59	45	21	774
Ending Balance	$7,206	$2	$325	$91	$63	$7,687
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$7,206	$2	$325	$91	$63	$7,687

Reserve for Unfunded Lending Commitments	$159	$—	$36	$—	$1	$196

Loans Receivable:
Ending Balance	$824,217	$990	$64,959	$6,250	$26,078	$922,494
Ending balance: individually
evaluated for impairment	$3,929	$309	$611	$—	$—	$4,849
Ending balance: collectively
evaluated for impairment	$820,288	$681	$64,348	$6,250	$26,078	$917,645

(Dollars in thousands)	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the three months ended June 30, 2023:
Allowance for Loan Losses:
Beginning balance	$6,735	$1	$265	$93	$48	$7,142
Charge-offs	—	—	—	(21)	—	(21)
Recoveries	1	—	1	—	—	2
Provision (credit)	18	—	2	17	(3)	34
Ending Balance	$6,754	$1	$268	$89	$45	$7,157

(Dollars in thousands)	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the six months ended June 30, 2023:
Allowance for Credit Losses:
Beginning balance December 31, 2022	$7,483	$6	$504	$84	$197	$8,274
CECL adoption adjustment	(717)	(4)	(261)	11	(148)	(1,119)
Beginning balance January 1, 2023	6,766	2	243	95	49	7,155
Charge-offs	—	—	—	(38)	—	(38)
Recoveries	2	—	2	2	—	6
(Credit) Provision	(14)	(1)	23	30	(4)	34
Ending Balance	$6,754	$1	$268	$89	$45	$7,157
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$6,754	$1	$268	$89	$45	$7,157

Reserve for Unfunded Lending Commitments	$225	$—	$35	$—	$—	$260

Loans Receivable:
Ending Balance	$774,688	$862	$61,313	$6,129	$28,247	$871,239
Ending balance: individually
evaluated for impairment	$4,445	$309	$644	$—	$—	$5,398
Ending balance: collectively
evaluated for impairment	$770,243	$553	$60,669	$6,129	$28,247	$865,841

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the year ended December 31, 2023:
Allowance for Credit Losses:
Balance at December 31, 2022	$7,483	$6	$504	$84	$197	$8,274
CECL adoption adjustment	(717)	(4)	(261)	11	(148)	(1,119)
Beginning balance January 1, 2023	6,766	2	243	95	49	7,155
Charge-offs	—	—	—	(57)	—	(57)
Recoveries	37	—	2	5	—	44
(Credit) Provision	(264)	(1)	20	35	(7)	(217)
Ending Balance	$6,539	$1	$265	$78	$42	$6,925
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$6,539	$1	$265	$78	$42	$6,925

Reserve for Unfunded Lending Commitments	$140	$—	$25	$—	$1	$166

Loans Receivable:
Ending Balance	$811,493	$671	$66,909	$5,824	$26,181	$911,078
Ending balance: individually
evaluated for impairment	$4,005	$309	$611	$—	$—	$4,925
Ending balance: collectively
evaluated for impairment	$807,488	$362	$66,298	$5,824	$26,181	$906,153

The Company's activity in the allowance for credit losses on unfunded commitments for the six months ended June 30, 2024 and 2023 was as follows:

(Dollars in thousands)
	2024	2023
Balance at December 31	$166	$68
CECL adoption adjustment	—	147
Credit for credit losses on unfunded commitments	30	45
Balance at June 30	$196	$260

The following table presents outstanding loan balances by loan class prior to allocation of net deferred fees and costs, as well as the balance of net loans after allocation of net deferred fees and costs and the allowance for credit losses as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30,	December 31,
	2024	2023
Real Estate	$823,649	$810,923
Agricultural	987	670
Commercial and Industrial	64,543	66,483
Consumer	6,181	5,755
State and Political Subdivisions	26,069	26,173
Subtotal	921,429	910,004
Net Deferred Fees and Costs	1,065	1,074
Allowance for Credit Losses	(7,687)	(6,925)

Loans, Net	$914,807	$904,153

During the six months ended June 30, 2024, a modification was granted on one loan to a borrower experiencing financial difficulty which carried a post modification recorded investment of $9,455,000. There were no modifications of loans to borrowers experiencing financial difficulty granted during the three months ended June 30, 2024. The loan modification granted during the six months ended June 30, 2024 was a payment modification which allowed a period of interest-only payments of six months. There were no loan modifications granted to borrowers experiencing financial difficulty during the three or six months ended June 30, 2023.

The outstanding recorded investment of loans to borrowers experiencing financial difficulty was $9,455,000 at June 30, 2024, compared to $0 at December 31, 2023. There were no unfunded commitments on modified loans to borrowers experiencing financial difficulty as of June 30, 2024.

The following table presents the outstanding recorded investment of loans to borrowers experiencing financial difficulties at June 30, 2024. There were no loan modifications granted to borrowers experiencing financial difficulty as of December 31, 2023.

(Dollars in thousands)	June 30,
2024
Modifications of Loans to Borrowers Experiencing Financial Difficulty:
Non-Accrual	$—
Accruing	9,455
Total	$9,455

At June 30, 2024 there were no modifications of loans to borrowers experiencing financial difficulty that were not in compliance with the terms of their restructure.

The modification of a loan to a borrower experiencing financial difficulty that was completed during the twelve months preceding June 30, 2024 experienced a payment default during the six months ended June 30, 2024. There were no payment defaults on the modification of a loan to a borrower experiencing financial difficulty during the three months ended June 30, 2024, and the loan was paid current by the customer as of June 30, 2024.

The following table presents information regarding modifications of loans to borrowers experiencing financial difficulty that were completed during the six months ended June 30, 2024. There were no modifications of loans to borrowers experiencing financial difficulty completed during the three months ended June 30, 2024 or the three or six months ended June 30, 2023.

(Dollars in thousands)	For the Six Months Ended June 30, 2024
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	1	$9,455	$9,455	$9,455
Total	1	$9,455	$9,455	$9,455

The following table provides detail regarding they types of loan modifications made for borrowers experiencing financial difficulty during the six months ended June 30, 2024. There were no modifications of loans to borrowers experiencing financial difficulty completed during the three months ended June 30, 2024 or the three or six months ended June 30, 2023.

For the Six Months Ended June 30, 2024
Rate	Term	Payment	Number
Modification	Modification	Modification	Modified

Real Estate	—	—	1	1
Total	—	—	1	1

The recorded investment, unpaid principal balance, and the related allowance of the Company’s non-accrual loans are summarized below at June 30, 2024 and December 31, 2023:

(Dollars in thousands)	June 30, 2024
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$—	$3,929	$3,929	$—	$5,918	$5,918	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	611	611	—	611	611	—
Total	$—	$4,540	$4,540	$—	$6,529	$6,529	$—

(Dollars in thousands)	December 31, 2023
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$—	$4,005	$4,005	$—	$5,994	$5,994	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	611	611	—	611	611	—
Total	$—	$4,616	$4,616	$—	$6,605	$6,605	$—

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Company’s non-accrual loans are summarized below for the three and six months ended June 30, 2024 and 2023:

(Dollars in thousands)	For the Three Months Ended June 30, 2024
	Average	Average		Interest	Interest
	Recorded	Recorded		Income	Income
	Investment	Investment	Total	Recognized	Recognized	Total
	With	With No	Average	With	With No	Interest
	Related	Related	Recorded	Related	Related	Income
	Allowance	Allowance	Investment	Allowance	Allowance	Recognized

Real Estate	$—	$3,957	$3,957	$—	$—	$—
Commercial and Industrial	—	611	611	—	—	—
Total	$—	$4,568	$4,568	$—	$—	$—

(Dollars in thousands)	For the Six Months Ended June 30, 2024
	Average	Average		Interest	Interest
	Recorded	Recorded		Income	Income
	Investment	Investment	Total	Recognized	Recognized	Total
	With	With No	Average	With	With No	Interest
	Related	Related	Recorded	Related	Related	Income
	Allowance	Allowance	Investment	Allowance	Allowance	Recognized

Real Estate	$—	$3,973	$3,973	$—	$—	$—
Commercial and Industrial	—	611	611	—	—	—
Total	$—	$4,584	$4,584	$—	$—	$—

(Dollars in thousands)	For the Three Months Ended June 30, 2023
	Average	Average		Interest	Interest
	Recorded	Recorded		Income	Income
	Investment	Investment	Total	Recognized	Recognized	Total
	With	With No	Average	With	With No	Interest
	Related	Related	Recorded	Related	Related	Income
	Allowance	Allowance	Investment	Allowance	Allowance	Recognized

Real Estate	$—	$4,367	$4,367	$—	$4	$4
Commercial and Industrial	—	653	653	—	—	—
Total	$—	$5,020	$5,020	$—	$4	$4

(Dollars in thousands)	For the Six Months Ended June 30, 2023
	Average	Average		Interest	Interest
	Recorded	Recorded		Income	Income
	Investment	Investment	Total	Recognized	Recognized	Total
	With	With No	Average	With	With No	Interest
	Related	Related	Recorded	Related	Related	Income
	Allowance	Allowance	Investment	Allowance	Allowance	Recognized

Real Estate	$—	$4,390	$4,390	$—	$—	$—
Commercial and Industrial	—	659	659	—	—	—
Total	$—	$5,049	$5,049	$—	$—	$—

The following table presents the Company’s individually evaluated, collateral-dependent loans by segment as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30, 2024
	Real Estate	Other
Real Estate	$3,929	$—
Agricultural	—	309
Commercial and Industrial	—	611
Total	$3,929	$920

(Dollars in thousands)	December 31, 2023
	Real Estate	Other
Real Estate	$4,005	$—
Agricultural	—	309
Commercial and Industrial	—	611
Total	$4,005	$920

At June 30, 2024 and December 31, 2023, there were no commitments to lend additional funds with respect to individually evaluated loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of June 30, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)	June 30,	December 31,
	2024	2023
Real Estate	$3,929	$4,005
Agricultural	—	—
Commercial and Industrial	611	611
Consumer	—	—
State and Political Subdivisions	—	—
Total non-accrual loans	4,540	4,616
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	495	1,065
Total non-performing assets	$5,035	$5,681

There were no foreclosed assets held for resale at June 30, 2024 or December 31, 2023. Consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained amounted to $137,000 at June 30, 2024 and $138,000 at December 31, 2023. These balances were not included in foreclosed assets held for resale at June 30, 2024 or December 31, 2023.

The following tables present the classes of the loan portfolio, including individually evaluated loans, summarized by past-due status at June 30, 2024 and December 31, 2023.

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
June 30, 2024:
Real Estate	$3,723	$4,957	$4,423	$13,103	$811,114	$824,217	$495
Agricultural	—	—	—	—	990	990	—
Commercial and Industrial	144	—	611	755	64,204	64,959	—
Consumer	21	—	—	21	6,229	6,250	—
State and Political Subdivisions	—	—	—	—	26,078	26,078	—
Total	$3,888	$4,957	$5,034	$13,879	$908,615	$922,494	$495

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2023:
Real Estate	$2,155	$379	$5,069	$7,603	$803,890	$811,493	$1,065
Agricultural	—	—	—	—	671	671	—
Commercial and Industrial	6	—	591	597	66,312	66,909	—
Consumer	21	4	—	25	5,799	5,824	—
State and Political Subdivisions	—	—	—	—	26,181	26,181	—
Total	$2,182	$383	$5,660	$8,225	$902,853	$911,078	$1,065

NOTE 5 — DEPOSITS

Major classifications of deposits at June 30, 2024 and December 31, 2023 consisted of:

(Dollars in thousands)	June 30,	December 31,
	2024	2023
Non-interest bearing demand	$206,004	$198,569
Interest bearing demand	263,637	275,472
Savings	201,789	212,280
Time certificates of deposits less than $250,000	275,059	259,841
Time certificates of deposits $250,000 or greater	36,234	33,185
Other time	1,486	1,092
Total deposits	$984,209	$980,439

Total deposits increased $3,770,000 to $984,209,000 as of June 30, 2024 due to increases in non-interest bearing demand and time deposits. The increase in deposits was mainly the result of increased time deposits as the result of new higher rate CD promotions during the first half of 2024, offset by a $5,208,000 decrease in municipal deposits.

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Short-term borrowings and weighted–average interest rates at June 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	June 30, 2024		December 31, 2023
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	6.59%	$—	6.57%
Securities sold under agreements to repurchase	27,109	4.38%	19,708	3.28%
Federal Discount Window	—	5.51%	1	4.99%
Federal Home Loan Bank of Pittsburgh	148,202	5.76%	133,759	5.45%
Total	$175,311	5.52%	$153,468	5.21%

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
June 30, 2024
Repurchase agreements (a)	$27,109	$—	$27,109	$(27,109)	$—	$—

December 31, 2023
Repurchase agreements (a)	$19,708	$—	$19,708	$(19,708)	$—	$—
(a)	As of June 30, 2024 and December 31, 2023, the fair value of securities pledged in connection with repurchase agreements was $37,880,000 and $28,902,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2024:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
June 30, 2024:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$27,109	$—	$—	$—	$27,109
Total	$27,109	$—	$—	$—	$27,109

Long-Term Borrowings and Letters of Credit

Long-term borrowings are comprised of advances from the FHLB. The Company’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, FHLB may declare all indebtedness of the Company immediately due. In addition, FHLB shall not be required to fund advances under any outstanding commitments. As of June 30, 2024 and December 31, 2023, the Company had $122,000,000 in long-term borrowings outstanding with the FHLB.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Company’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Company’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Company to pledge collateral in the amount necessary to secure these funds. There were no irrevocable standby letters of credit which could be drawn on through FHLB’s close of business on June 30, 2024. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Corporation’s banking subsidiary. Principal qualifying assets are certain real estate mortgages and investment securities. As of June 30, 2024, loans of $761,536,000 were pledged to FHLB which resulted in a FHLB maximum borrowing capacity of $532,749,000. As of June 30, 2024, no securities were pledged as collateral to FHLB to secure FHLB loans and letters of credit.

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

The Company currently leases two branch banking facilities and one parcel of land under operating leases. At June 30, 2024, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,453,000 and $1,965,000, respectively. At December 31, 2023, right-of-use assets and lease liabilities stood at $1,472,000 and $1,976,000, respectively, in the consolidated balance sheets. Options to extend or terminate a lease may be included in our lease agreements. When it is reasonably certain that we will exercise those options, the right-of-use asset and lease liability will reflect the renewal or termination option. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Company recognized total operating lease costs for the six months ended June 30, 2024 and 2023 of $107,000 and $113,000, respectively. Operating lease costs are included in occupancy, net in the accompanying statements of income. Cash payments totaled $99,000 and $106,000, respectively, for the six months ended June 30, 2024 and 2023.

The following table displays the weighted-average term and discount rates for operating leases outstanding as of June 30, 2024 and December 31, 2023.

	June 30,	December 31,
	2024	2023
Weighted-average term (years)	19.45	19.75
Weighted-average discount rate	4.20%	4.22%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)
	June 30,	December 31,
Minimum Lease Payments due:	2024	2023
Within one year	$158	$175
After one but within two years	140	140
After two but within three years	147	140
After three but within four years	156	154
After four but within five years	157	157
After five years	2,238	2,317
Total undiscounted cash flows	2,996	3,083
Discount on cash flows	(1,031)	(1,107)
Total lease liability	$1,965	$1,976

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

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

(Dollars in thousands)	June 30, 2024
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$741
Total		$—		$741

(Dollars in thousands)	December 31, 2023
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$4,501
Total		$—		$4,501

The following table presents the derivative liabilities subject to an enforceable master netting arrangement as of June 30, 2024 and December 31, 2023:

Gross	Net Amounts

		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
(Dollars in thousands)	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
June 30, 2024
Derivatives	$741	$—	$741	$—	$(741)	$—

December 31, 2023
Derivatives	$4,501	$—	$4,501	$—	$(4,501)	$—

The following table presents the remaining contractual maturity of the master netting arrangements as of June 30, 2024:

	Remaining Contractual Maturity of the Agreements
				Greater
(Dollars in thousands)	Up to	1 to 3	3 to 5	than
	1 Year	Years	Years	5 Years	Total
June 30, 2024:
Derivatives	$—	$—	$741	$—	$741
Total	$—	$—	$741	$—	$741

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rates. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of June 30, 2024, the Company had a total of two interest rate swaps with a combined notional amount of $50,000,000 hedging fixed-rate available-for-sale debt securities.

As of June 30, 2024 and December 31, 2023, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges:

(Dollars in thousands)	June 30,	December 31,
	2024	2023
Carrying amount of hedged assets:	Closed Portfolio Amount	Closed Portfolio Amount
Available-for-sale - Municipals	$50,809	$50,964
Available-for-sale - MBS	34,261	35,806
Total	$85,070	$86,770

Interest rate swaps notional amount	$50,000	$50,000

(Dollars in thousands)	June 30,	December 31,
	2024	2023
Cumulative amount of fair value hedging adjustment included in the carrying amount of assets:
Available-for-sale - Municipals	$(222)	$(1,230)
Available-for-sale - MBS	(73)	(407)
Total	$(295)	$(1,637)

The table below presents the pre-tax effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the year-to-date periods ended June 30, 2024 and 2023:

(Dollars in thousands)	June 30,
	2024	2023
Amount of loss recognized in other comprehensive loss	$(233)	$—
Amount of gain, net of fair value re-measurements, included in interest income	272	—

Cash Flow Hedges of Interest Rate Risk

The Company uses derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of June 30, 2024, the Company had a total of two interest rate swaps with a combined notional amount of $100,000,000 hedging specific short-term wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. During the next twelve months, it is estimated that an additional $639,000 will be reclassified as a decrease to interest expense.

Interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For cash flow hedges on the Company's short-term wholesale funding positions, amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate short-term wholesale funding positions. During the year-to-date period ended June 30, 2024, the Company reclassified $502,000 as a reduction in interest expense.

The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the year-to-date periods ended June 30, 2024 and 2023:

(Dollars in thousands)	June 30,
	2024	2023
Amount of loss recognized in other comprehensive loss	$(366)	$—
Amount of gain reclassified from accumulated other comprehensive loss to interest expense	502	—

Interest rate swaps notional amount	$100,000	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of June 30, 2024 and December 31, 2023, the Company’s derivatives were in a net liability position resulting in the Company having collateral in the amount of $1,240,000 posted with the counterparty at June 30, 2024 and collateral in the amount of $4,650,000 posted with the counterparty at December 31, 2023.

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at June 30, 2024 and December 31, 2023 were as follows:

(Dollars in thousands)
	June 30, 2024	December 31, 2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$126,834	$116,954
Financial standby letters of credit	$2,150	$2,120
Performance standby letters of credit	$3,905	$3,688

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

Financial Instruments with Concentrations of Credit Risk

The Company originates primarily commercial and residential real estate loans to customers predominately in the Company’s primary five county, Pennsylvania market area. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At June 30, 2024, the Company had $824,217,000 in loans secured by real estate, which represented 89.4% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of June 30, 2024 and December 31, 2023, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At June 30, 2024 and December 31, 2023, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

June 30, 2024	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,003	$—	$—	$7,003
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	142,375	—	142,375
Other	—	6,003	—	6,003
Other mortgage backed debt securities	—	48,628	—	48,628
Obligations of state and political subdivisions	—	84,641	—	84,641
Asset-backed securities	—	85,071	—	85,071
Corporate debt securities	—	29,868	—	29,868
Total debt securities available-for-sale	7,003	396,586	—	403,589
Marketable equity securities	1,288	—	—	1,288
Total recurring fair value measurements	$8,291	$396,586	$—	$404,877

(Dollars in thousands)

December 31, 2023	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,041	$—	$—	$7,041
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	137,992	—	137,992
Other	—	7,632	—	7,632
Other mortgage backed debt securities	—	34,050	—	34,050
Obligations of state and political subdivisions	—	87,703	—	87,703
Asset-backed securities	—	82,162	—	82,162
Corporate debt securities	—	36,388	—	36,388
Total debt securities available-for-sale	7,041	385,927	—	392,968
Marketable equity securities	1,482	—	—	1,482
Total recurring fair value measurements	$8,523	$385,927	$—	$394,450

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

Individually evaluated loans measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023 are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at June 30, 2024
Individually evaluated loans:
Real Estate	$—	$—	$1,953	$1,953
Total individually evaluated loans	$—	$—	$1,953	$1,953

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2023
Individually evaluated loans:
Real Estate	$—	$—	$1,990	$1,990
Total individually evaluated loans	$—	$—	$1,990	$1,990

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

There were no foreclosed assets held for resale measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements

June 30, 2024	Estimate	Valuation Technique	Unobservable Input	Range	Average
Individually evaluated loans - collateral dependent	$1,953	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(5%) – (5%)	(5%)

December 31, 2023
Individually evaluated loans - collateral dependent	$1,990	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(5%) – (5%)	(5%)

1. Fair value is generally determined through independent appraisals or Certificates of Inspection of the underlying collateral, as defined by Bank regulators.

2. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3. Includes qualitative adjustments by management and estimated liquidation expenses.

4. Collateral values may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at June 30, 2024
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$14,292	$14,292	$—	$—	$14,292
Interest-bearing deposits in other banks	1,979	—	1,979	—	1,979
Restricted investment in bank stocks	11,493	—	11,493	—	11,493
Net loans	914,807	—	—	891,098	891,098
Mortgage servicing rights	241	—	—	241	241
Accrued interest receivable	5,328	—	5,328	—	5,328

FINANCIAL LIABILITIES:
Demand, savings and other deposits	671,430	—	671,430	—	671,430
Time deposits	312,779	—	310,426	—	310,426
Short-term borrowings	175,311	—	175,555	—	175,555
Long-term borrowings	122,000	—	123,244	—	123,244
Subordinated debentures	25,000	—	20,378	—	20,378
Accrued interest payable	3,698	—	3,698	—	3,698
Derivative Liabilities	741	—	741	—	741

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2023
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,462	$9,462	$—	$—	$9,462
Interest-bearing deposits in other banks	7,551	—	7,551	—	7,551
Restricted investment in bank stocks	10,885	—	10,885	—	10,885
Net loans	904,153	—	—	885,840	885,840
Mortgage servicing rights	265	—	—	265	265
Accrued interest receivable	5,201	—	5,201	—	5,201

FINANCIAL LIABILITIES:
Demand, savings and other deposits	686,321	—	686,321	—	686,321
Time deposits	294,118	—	292,073	—	292,073
Short-term borrowings	153,468	—	153,509	—	153,509
Long-term borrowings	122,000	—	125,343	—	125,343
Subordinated debentures	25,000	—	22,762	—	22,762
Accrued interest payable	2,823	—	2,823	—	2,823
Derivative Liabilities	4,501	—	4,501	—	4,501

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Company and, therefore, are not included in our consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of June 30, 2024 and December 31, 2023, the fair value of trust assets under management was $115,340,000 and $109,064,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

NOTE 13 — (LOSSES) EARNINGS PER SHARE

Basic (losses) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted (losses) earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At June 30, 2024 and 2023, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted (losses) earnings per share.

(In thousands, except earnings per share)	Three Months Ended
	June 30,
	2024	2023
Net (loss) income	$1,380	$1,139
Weighted-average common shares outstanding	6,154	6,040
Basic and diluted (losses) earnings per share	$0.23	$0.19

(In thousands, except earnings per share)	Six Months Ended
	June 30,
	2024	2023
Net income	$(16,997)	$2,496
Weighted-average common shares outstanding	6,138	6,030
Basic and diluted earnings per share	$(2.77)	$0.41

NOTE 14 — GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $0 at June 30, 2024 and $19,133,000 at December 31, 2023.

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

Goodwill was evaluated for impairment using a qualitative impairment test at December 31, 2023, and it was determined that goodwill was not impaired. Due primarily to the decrease in the Company’s stock price during the first quarter of 2024 as a triggering event, management evaluated the need for an interim goodwill impairment analysis. The decrease prompted the Company to assess its goodwill utilizing a quantitative impairment test and determined it was more likely than not the fair value of the Company was less than the carrying amount as of March 31, 2024. Based on the results of the impairment test, the Company recorded a goodwill impairment charge of $19,133,000 effective March 31, 2024.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2024 compared to quarter ended June 30, 2023

First Keystone Corporation realized earnings for the three months ended June 30, 2024 of $1,380,000, an increase of $241,000 from the second quarter of 2023. The increase in net income for the three months ended June 30, 2024 was primarily due to an increase in income from interest and fees on loans and interest and dividend income on securities.

On a per share basis, for the three months ended June 30, 2024, net income was $0.23 versus earnings of $0.19 for the same three month period of 2023. Quarterly regular cash dividends amounted to $0.28 per share for the three months ended June 30, 2024 and 2023.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest and loan fee income less interest expense. In the three months ended June 30, 2024, interest income amounted to $17,593,000, an increase of $3,942,000 or 28.9% from the three months ended June 30, 2023, while interest expense amounted to $9,592,000 in the three months ended June 30, 2024, an increase of $3,049,000 or 46.6% from the three months ended June 30, 2023. As a result, net interest income increased $893,000 or 12.6% to $8,001,000 from $7,108,000 for the same period in 2023.

The Company’s net interest margin for the three months ended June 30, 2024 and 2023 was 2.38%.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the three months ended June 30, 2024 and 2023 was $510,000 and $34,000, respectively. The increase in the provision for credit losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for credit losses for the three months ended June 30, 2024 is also reflective of management’s assessment of the continued credit risk associated with the uncertainty surrounding geopolitical and economic concerns. Charge-off and recovery activity in the allowance for credit losses resulted in net charge-offs of $19,000 for both the three months ended June 30, 2024 and 2023. See Allowance for Credit Losses on page 52 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,621,000 for the three months ended June 30, 2024, as compared to $1,539,000 for the same period in 2023, an increase of $82,000, or 5.3%.

Net securities losses decreased $59,000 to ($10,000) for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Net securities losses were the result of recognizing $10,000 in net losses on held equity securities in the second quarter of 2024 compared to $69,000 in net losses on held equity securities during the same period in 2023. Trust department income increased $6,000 or 2.4% to $254,000 for the three months ended June 30, 2024 as compared to the same period in 2023.

Service charges and fee income was $568,000 for the second quarter of 2024, a decrease of $3,000 or 0.5% from the second quarter of 2023. ATM fees and debit card income decreased $1,000 or 0.2% to $565,000 for the three months ended June 30, 2024. Bank owned life insurance income increased $11,000 or 7.2% for the three months ended June 30, 2024 mainly due to increased interest rates on the related policies.

Net gains on sales of mortgage loans was $17,000 for the second quarter of 2024, remaining the same as the second quarter of 2023. Other non-interest income increased $10,000 or 18.9% to $63,000 for the three months ended June 30, 2024 due to higher retail investment income as a result of more income from annuities.

NON-INTEREST EXPENSE

Total non-interest expense was $7,666,000 for the three months ended June 30, 2024, as compared to $7,157,000 for the three months ended June 30, 2023.

Salaries and benefits amounted to $4,153,000 or 54.2% of total non-interest expense for the three months ended June 30, 2024, as compared to $3,733,000 or 52.2% for the three months ended June 30, 2023. The increase was mainly due to increased salaries in the second quarter of 2024 as compared to the same period in 2023 in an effort to offer more competitive wages in our various markets, increase retention and support the Company’s growth, plus increased costs associated with employee health insurance.

Net occupancy, furniture and equipment, and computer expense amounted to $1,026,000 for the three months ended June 30, 2024, a decrease of $95,000 or 8.5% which was mainly due to decreased maintenance on software costs in the second quarter of 2024 as the result of software implementation fees recognized in the second quarter of 2023. Professional services increased $120,000 or 34.7% to $466,000 as of the quarter ended June 30, 2024 versus the same quarter of 2023 mainly as the result of increased audit expenses relating to the adoption of CECL and goodwill impairment. Pennsylvania shares tax expense amounted to $244,000 for the three months ended June 30, 2024, an increase of $3,000 or 1.2% as compared to the three months ended June 30, 2023.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense amounted to $218,000 for the three months ended June 30, 2024, an increase of $40,000 or 22.5% as compared to the same period in 2023. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $258,000 for the three months ended June 30, 2024, a decrease of $20,000 or 7.2% as compared to the three months ended June 30, 2023. This decrease was a result of lower call center expenses and the application of vendor credits in the second quarter of 2024 as compared to the same period in 2023. Data processing expenses amounted to $235,000 for the three months ended June 30, 2024 as compared to $357,000 for the same period of 2023, a decrease of $122,000 or 34.2% mainly due to the implementation of a new vendor relationship for online banking and the application of vendor relationship credits resulting from contract negotiations.

Advertising expense amounted to $163,000 in the second quarter of 2024, an increase of $9,000 or 5.8% as compared to the three months ended June 30, 2023. The increase was mainly due to the Bank promoting a new branch location and utilizing more television, digital and social media, and billboard advertising in the second quarter of 2024 as compared to the same period in 2023.

Other non-interest expense amounted to $903,000 for the three months ended June 30, 2024, an increase of $154,000 or 20.6% as compared to the three months ended June 30, 2023. The increase was mainly the result of monthly amortization of a new low income housing partnership beginning in the fourth quarter of 2023.

INCOME TAXES

Income tax expense amounted to $66,000 for the three months ended June 30, 2024, as compared to $317,000 for the three months ended June 30, 2023, a decrease of $251,000. The effective total income tax rate was 4.6% for the three months ended June 30, 2024 as compared to 21.8% for the three months ended June 30, 2023. The decrease in the effective tax rate was mainly due to lower pre-tax earnings in relation to the amount of tax-exempt income earned on securities and more low-income housing tax credits. The Company recognized $210,000 and $58,000 of tax credits from low-income housing partnerships in the three months ended June 30, 2024 and 2023, respectively.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

First Keystone Corporation realized a loss for the six months ended June 30, 2024 of $16,997,000, a decrease of $19,493,000 from the same period in 2023. The decrease in net income for the six months ended June 30, 2024 was primarily due to the Company recognizing a full goodwill impairment of $19,133,000 in the first quarter of 2024 as well as increases in interest paid on deposits, interest paid on long-term borrowings through the Federal Home Loan Bank, and salaries and related payroll taxes.

On a per share basis, net losses were $2.77 for the six months ended June 30, 2024 versus earnings of $0.41 for the same period in 2023. Cash dividends amounted to $0.56 per share for the six months ended June 30, 2024 and 2023.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest and loan fee income less interest expense. For the six months ended June 30, 2024, interest income amounted to $34,539,000, an increase of $7,581,000 or 28.1% from the six months ended June 30, 2023, while interest expense amounted to $19,063,000 in the six months ended June 30, 2024 an increase of $7,017,000 or 58.3% from the six months ended June 30, 2023. As a result, net interest income increased $564,000 or 3.8% to $15,476,000 from $14,912,000 for the same period in 2023. The increase was primarily due to growth in commercial real estate loans and the purchase of higher yielding securities, offset by higher levels of interest paid to depositors to retain and grow deposit relationships as well as higher levels of long-term borrowings and brokered CDs leveraged for a balance sheet strategy.

The Company’s net interest margin for the six months ended June 30, 2024 was 2.32% compared to 2.50% for same period in 2023. The decrease in net interest margin was primarily a result of increased rates paid on deposit products, repurchase agreements, and long-term borrowings.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the six months ended June 30, 2024 was $774,000, compared to $34,000 for the six months ended June 30, 2023. The increase in the provision for credit losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for credit losses for the six months ended June 30, 2024 is also reflective of management’s assessment of the continued credit risk associated with the uncertainty surrounding geopolitical and economic concerns. Charge-off and recovery activity in the allowance for credit losses resulted in net charge-offs of $12,000 and $32,000 for the six months ended June 30, 2024 and 2023, respectively. See Allowance for Credit Losses on page 52 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $2,965,000 for the six months ended June 30, 2024, as compared to $2,991,000 for the same period in 2023, a decrease of $26,000, or 0.9%.

ATM fees and debit card income decreased $16,000 or 1.5% to $1,082,000 for the six months ended June 30, 2024 due to decreased ATM interchange fees as compared to the same period in 2023. Service charges and fee income decreased $3,000 for the six months ended June 30, 2024. Gains on sales of mortgage loans decreased $6,000 or 17.6% due to a lower average gain on individual loans sold in the first half 2024 as compared to the first half of 2023.

Trust department income was $498,000 for the six months ended June 30, 2024 an increase of $20,000 or 4.2% as compared to the same period in 2023 due to more estate fees earned and more new account openings in 2024. Net securities losses increased $69,000 or 55.2% to ($194,000) for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was due to the Company recognizing $194,000 in net losses on held equity securities in the first half of 2024 as compared to recognizing $224,000 in net losses on held equity securities and $99,000 in net gains on the sales of debt securities in the first half of 2023.

NON-INTEREST EXPENSE

Total non-interest expense was $34,811,000 for the six months ended June 30, 2024, as compared to $14,910,000 for the six months ended June 30, 2023. Non-interest expense increased $19,901,000 or 133.5%.

Salaries and benefits amounted to $8,707,000 or 25.0% of total non-interest expense for the six months ended June 30, 2024, as compared to $8,119,000 or 54.5% for the six months ended June 30, 2023. The increase was mainly due to increased salaries in the first half of 2024 as compared to the same period in 2023 in an effort to offer more competitive wages in our various markets, increase retention and support the Company’s growth, plus increased costs associated with employee health insurance.

Net occupancy, furniture and equipment, and computer expense amounted to $2,112,000 for the six months ended June 30, 2024, a decrease of $52,000 or 2.4%. The decrease was mainly due to decreased maintenance on software costs in the first half of 2024 as the result of software implementation fees recognized in the first half of 2023. Professional services increased $118,000 or 15.1% to $899,000 for the six months ended June 30, 2024. The increase was mainly the result of increased audit expenses relating to the adoption of CECL and goodwill impairment. Pennsylvania shares tax expense amounted to $450,000 for the six months ended June 30, 2024, a decrease of $32,000 or 6.6% as compared to the six months ended June 30, 2023. This decrease was mainly due to a Pennsylvania shares tax credit for a contribution to a local non-profit organization being recognized in the first half of 2024.

FDIC insurance expense increased $52,000 or 14.7% for the six months ended June 30, 2024. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $480,000 for the six months ended June 30, 2024, a decrease of $105,000 or 17.9% as compared to the six months ended June 30, 2023. This decrease was a result of lower call center expenses, decreased ATM fraud and the application of vendor credits in the first half of 2024 as compared to the same period in 2023. Data processing expenses amounted to $524,000 for the six months ended June 30, 2024, a decrease of $145,000 or 21.7% as compared to the six months ended June 30, 2023. This decrease was the result of the implementation of a new vendor relationship for online banking and the application of vendor relationship credits resulting from contract negotiations.

Advertising expense increased $39,000 or 17.1% during the six months ended June 30, 2024. This increase was mainly due to the Bank marketing the new full-service Bethelehem branch, along with utilizing more television, digital and social media, billboard and radio advertising in the first half of 2024 as compared to the same period of 2023.

The Company recognized goodwill impairment in the amount of $19,133,000 during the first half of 2024. This was the result of goodwill impairment testing performed due to the decrease of the Company’s stock price during the first quarter of 2024 as a triggering event. The goodwill impairment has no impact on regulatory capital ratios, liquidity or the Company’s cash balances.

Other non-interest expense amounted to $1,833,000 for the six months ended June 30, 2024, an increase of $305,000 or 20.0% as compared to the six months ended June 30, 2023. The increase was mainly the result of monthly amortization of a new low income housing partnership beginning in the fourth quarter of 2023.

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

NON-GAAP RECONCILIATION SCHEDULE

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

(Unaudited)

(Dollars in thousands)	Six Months	Six Months
	Ended	Ended
	June 30, 2024	June 30, 2023
Net interest income after provision for credit losses	$14,702	$14,878
Total non-interest income	2,965	2,991
Total non-interest expense	(34,811)	(14,910)
Income tax benefit (expense)	147	(463)
Net (loss) income	(16,997)	2,496

Adjustments
Other expense:
Goodwill impairment	19,133	—
Income tax expense	(258)	—
After tax adjustment to GAAP	18,875	—
Adjusted net income	$1,878	$2,496

INCOME TAXES

Income tax benefit amounted to $147,000 for the six months ended June 30, 2024, as compared to income tax expense of $463,000 for the six months ended June 30, 2023, a decrease of $610,000. The effective total income tax rate was 0.9% for the six months ended June 30, 2024 as compared to 15.6% for the six months ended June 30, 2023. The decrease in the effective tax rate was mainly due to the goodwill impairment, as discussed in Note 14, which is nondeductible for tax purposes, offset by the tax benefit of tax-exempt income earned on securities and more low-income housing tax credits. The Company recognized $420,000 and $116,000 of tax credits from low-income housing partnerships in the six months ended June 30, 2024 and 2023, respectively.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $1,418,228,000 as of June 30, 2024, an increase of $2,358,000 from year-end 2023. Total assets as of December 31, 2023 amounted to $1,415,870,000.

Total debt securities available-for-sale increased $10,621,000 or 2.7% to $403,589,000 as of June 30, 2024 from December 31, 2023 mainly due to the execution of a balance sheet leverage strategy. The increase was mainly due to the purchase of several higher yielding securities in the combined amount of $58,439,000 offset by calls, maturities, and principal paydowns during 2024.

Total loans increased $11,416,000 or 1.3% to $922,494,000 as of June 30, 2024 from December 31, 2023. Real estate loans, the largest segment of the Company’s loan portfolio, increased by $12,724,000 during the six months ended June 30, 2024. This was offset by a decrease in Commercial and Industrial loans of $1,950,000 during the six months ended June 30, 2024 mainly due to paydowns completed on commercial and industrial lines of credit.

Total deposits increased $3,770,000 or 0.4% to $984,209,000 as of June 30, 2024 from December 31, 2023. The increase was mainly due to an increase in time deposits as the result of new higher rate CD promotions during the six months ended June 30, 2024 offset by a $5,208,000 decrease in municipal deposits.

The Company continues to maintain and manage its asset growth. The Company’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the six months ended June 30, 2024 by $21,843,000 to $297,311,000 from $275,468,000 as of December 31, 2023. Borrowings increased mainly due to increased repurchase agreement balances and higher levels of short-term borrowings necessary to fund growth in the loan and securities portfolios.

Total stockholders’ equity amounted to $101,094,000 at June 30, 2024, a decrease of $20,521,000 or 16.9% from December 31, 2023 due to a decrease in retained earnings as a result of the Company recognizing goodwill impairment of $19,133,000 in the first quarter of 2024.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Company as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Company maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 94.2% at June 30, 2024 and 93.2% at June 30, 2023. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

Our primary earning asset, total loans, increased to $922,494,000 as of June 30, 2024, up $11,416,000 or 1.3% since year-end 2023. The loan portfolio continues to be well diversified. Non-performing assets decreased since year-end 2023, and overall asset quality has remained consistent. Total non-performing assets were $5,035,000 as of June 30, 2024, a decrease of $646,000, or 11.4% from $5,681,000 reported in non-performing assets as of December 31, 2023. Total allowance for credit losses to total non-performing assets was 152.67% as of June 30, 2024 and 121.90% at December 31, 2023. See the Non-Performing Assets section on page 53 for more information.

In addition to loans, another primary earning asset is our overall securities portfolio, which increased in size from December 31, 2023 to June 30, 2024 mainly due to the execution of a balance sheet leverage strategy. Debt securities available-for-sale amounted to $403,589,000 as of June 30, 2024, an increase of $10,621,000 from year-end 2023. The increase in debt securities available-for-sale is mainly due to the purchase of debt securities in the amount of $58,439,000, offset by calls and maturities of debt securities in the amount of $14,410,000 and paydowns on debt securities in the amount of $28,109,000 during the first half of 2024.

Interest-bearing deposits in other banks decreased as of June 30, 2024, to $1,979,000 from $7,551,000 at year-end 2023 due to decreased balances due from the Federal Reserve Bank and the Federal Home Loan Bank, and decreased balances held at PNC for derivative margin collateral.

LOANS

Total loans increased to $922,494,000 as of June 30, 2024 as compared to $911,078,000 as of December 31, 2023. The table on page 21 provides data relating to the composition of the Company’s loan portfolio on the dates indicated. Total loans increased by $11,416,000 or 1.3%.

The Real Estate portfolio increased $12,724,000 or 1.6% from $811,493,000 at December 31, 2023 to $824,217,000 at June 30, 2024. The increase in the Real Estate portfolio for the six months ended June 30, 2024 was mainly the result of an increase in utilization of existing real estate lines of credit of $9,127,000 and $43,113,000 in new loan originations, which were offset by loan payoffs of $17,946,000, along with regular principal payments and other typical fluctuations in the Real Estate portfolio. The Agricultural portfolio increased $319,000 or 47.5% from $671,000 at December 31, 2023 to $990,000 at June 30, 2024. The increase in the Agricultural portfolio for the six months ended June 30, 2024 was mainly the result of four loans totaling $275,000 that were reclassed from the Commercial and Industrial portfolio to the Agricultural portfolio during the six months ended June 30, 2024 and an increase of $61,000 in utilization of existing agricultural lines of credit, offset with regular principal payments and other typical fluctuations in the Agricultural portfolio. During the six months ended June 30, 2024, there was one new agricultural loan originated with a balance of $35,000 and one agricultural loan paid off with a balance of $46,000. The Commercial and Industrial portfolio decreased $1,950,000 or 2.9% from $66,909,000 at December 31, 2023 to $64,959,000 at June 30, 2024. The decrease was attributable to a decrease of $4,085,000 in utilization of existing commercial and industrial lines of credit, loan payoffs of $2,393,000, and regular principal payments and other typical amortization in the Commercial and Industrial portfolio, offset by $4,945,000 in new loan originations. Consumer loans increased $426,000 or 7.3% from $5,824,000 at December 31, 2023 to $6,250,000 at June 30, 2024. The increase is mainly attributable to new loan originations of $1,740,000, offset by loan payoffs of $489,000 and a decrease of $11,000 in utilization of existing consumer lines of credit, along with regular principal payments. The State and Political Subdivisions portfolio decreased $103,000 or 0.4% from $26,181,000 at December 31, 2023 to $26,078,000 at June 30, 2024. The decrease is mainly the result of regular principal payments on state and political subdivisions loans completed during the six months ended June 30, 2024, which were offset by an increase of $123,000 in the balance of an existing state and political subdivision line of credit resulting from a draw of $500,000 net with a paydown of $377,000, both completed during the six months ended June 30, 2024.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $898,109,000 or 97.5% of gross loans are graded Pass; $0 are graded Special Mention; $23,320,000 or 2.5% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Credit Losses for risk grading tables.

Overall, non-pass grades decreased $772,000 to $23,320,000 at June 30, 2024, as compared to $24,092,000 at December 31, 2023. Real Estate non-pass grades decreased $730,000 to $22,654,000 as of June 30, 2024 as compared to $23,384,000 as of December 31, 2023. Commercial and Industrial non-pass grades increased $6,000 to $656,000 as of June 30, 2024 as compared to $650,000 as of December 31, 2023. Consumer non-pass grades decreased $48,000 to $10,000 as of June 30, 2024 as compared to $58,000 as of December 31, 2023. There were no Agricultural or State and Political Subdivision non-pass grades at June 30, 2024 or December 31, 2023.

The Company continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	June 30,	December 31,
	2024	2023
Real Estate	$824,217	$811,493
Agricultural	990	671
Commercial and Industrial	64,959	66,909
Consumer	6,250	5,824
State and Political Subdivisions	26,078	26,181
Total Loans	$922,494	$911,078

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses constitutes the amount available to absorb losses within the loan portfolio. As of June 30, 2024, the allowance for credit losses was $7,687,000 as compared to $6,925,000 as of December 31, 2023. The allowance for credit losses is established through a provision for credit losses charged to expenses. Loans are charged against the allowance for possible credit losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for credit losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, that might be incurred in the future. On a quarterly basis, management evaluates the qualitative factors utilized in the calculation of the Company’s allowance for credit losses and various adjustments are made to these factors as deemed necessary at the time of evaluation. During the first quarter of 2024, qualitative factors related to delinquency trends were decreased by eight basis points related to loans (a) secured by first liens, (b) secured by owner-occupied, non-farm, non-residential properties, and (c) other revolving credit plans. Qualitative factors related to volume trends were increased by eight basis points related to loans secured by junior liens and decreased by eight basis points related to other revolving credit plans. Qualitative factors related to collateral values were also increased by four basis points related to commercial and industrial loans during the first quarter of 2024. During the second quarter of 2024, qualitative factors related to delinquency trends were increased by four basis points related to (a) loans secured by first liens and (b) loans secured by owner occupied, non-farm, non-residential properties, as well as increased by sixteen basis points related to (c) loans secured by other non-farm, non-residential properties. Qualitative factors related to volume trends were also decreased by four basis points related to (a) other revolving credit plans and (b) automobile loans during the second quarter of 2024.

The Analysis of Allowance for Credit Losses table contains an analysis of the allowance for credit losses indicating charge-offs and recoveries for the six months ended June 30, 2024 and 2023. Net charge-offs as a percentage of average loans was 0.001% and 0.004% for the six months ended June 30, 2024 and 2023, respectively. Net charge-offs amounted to $12,000 and $32,000 for the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024, the provision for credit losses was $774,000 as compared to $34,000 for the six months ended June 30, 2023. The provision, net of charge-offs and recoveries, resulted in the quarter end allowance for credit losses of $7,687,000, of which 93.8% was attributed to the Real Estate component, 0.0% attributed to the Agricultural component, 4.2% attributed to the Commercial and Industrial component, 1.2% attributed to the Consumer component, and 0.8% attributed to the State and Political Subdivisions component (refer to the activity in Note 4 – Loans and Allowance for Credit Losses on page 12).

Analysis of Allowance for Credit Losses

(Dollars in thousands)
	June 30,	June 30,
As of and for the six months ended:	2024	2023
Balance at prior year-end	$6,925	$8,274
CECL adoption adjustment	—	(1,119)
Beginning balance	6,925	7,155

Charge-offs:
Real Estate	—	—
Agricultural	—	—
Commercial and Industrial	—	—
Consumer	33	38
State and Political Subdivisions	—	—
	33	38
Recoveries:
Real Estate	19	2
Agricultural	—	—
Commercial and Industrial	1	2
Consumer	1	2
State and Political Subdivisions	—	—
	21	6

Net charge-offs	12	32
Provision charged to operations	774	34
Balance at end of period	$7,687	$7,157

Ratio of net charge-offs during the period to average loans outstanding during the period	0.001%	0.004%
Allowance for credit losses to average loans outstanding during the period	0.843%	0.828%

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

With the Bank’s manageable level of net charge-offs and recoveries along with the additions to the reserve from the provision out of operations, the allowance for credit losses as a percentage of year-to-date average loans amounted to 0.843% and 0.828% at June 30, 2024 and 2023, respectively.

NON-PERFORMING ASSETS

The table on page 56 details the Company’s non-performing assets and individually evaluated loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $5,035,000 as of June 30, 2024, as compared to $5,681,000 as of December 31, 2023. The economic growth for the second quarter of 2024 was higher than expected. Consumer spending remains at high levels. The inflation rate dropped slightly to 3.0%, still above the Federal Reserve Board’s desired rate of 2.0%. Business sentiment remains downbeat and business investment has remained low. Many economists and influential thinkers still believe that the economy is moving forward in spite of certain forecasts and predictors. The thought of a recession, however, has lessened. Inflation is receding, although not as fast as the Federal Reserve would like. The general thought is that the Federal Reserve will cut rates twice in the remainder of 2024 by 25 basis points and then continue the rate cuts into 2025. This will all depend on continued decline of the inflation rate. The war between Ukraine and Russia continues to deeply pierce the landscape of the world. The heightened conflict with Israel and Palestine has caused much hostility throughout the world and is becoming prevalent on college campuses and centers of influence throughout the US with protests that have become heated and violent. The continuing dispute over whether to continue US support of Ukraine and Israel in ongoing efforts has been a strain on the economy. Values of new and used homes and automobiles have remained high. Higher interest rates have added to the curtailed borrowing. Consumer savings is dwindling, and credit balances are growing. Supply chains are back up and running efficiently in many areas. Labor continues to remain costly and unpredictable. The pending Presidential election has proven to be very divisive. These forces have had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring all segments of its loan portfolio because of the current uncertain economic environment. Non-accrual loans totaled $4,540,000 as of June 30, 2024, as compared to $4,616,000 as of December 31, 2023. There were no foreclosed assets held for resale as of June 30, 2024 and December 31, 2023. There were five loans past-due 90 days or more and still accruing interest at June 30, 2024 that carried a balance of $495,000, compared to December 31, 2023 when there were five loans past-due 90 days or more and still accruing interest which carried an aggregate balance of $1,065,000. The loans past-due 90 days or more and still accruing interest as of June 30, 2024 were secured by commercial and residential real estate, all of which were well secured and in the process of collection.

Non-performing assets to total loans was 0.55% at June 30, 2024 and 0.62% at December 31, 2023. Non-performing assets to total assets was 0.36% at June 30, 2024 and 0.40% at December 31, 2023. The allowance for credit losses to total non-performing assets was 152.67% as of June 30, 2024 as compared to 121.90% as of December 31, 2023. Additional detail can be found on page 56 in the Non-Performing Assets and Individually Evaluated Loans table and page 30 in the Non-Performing Assets table. Asset quality is a priority and the Company retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts and engages an annual external loan review.

Performing substandard loans, which have not been designated for individual evaluation to determine expected credit losses, have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not designated for individual impairment amounted to $18,780,000 at June 30, 2024 and $19,418,000 at December 31, 2023.

Individually evaluated loans were $4,849,000 at June 30, 2024, compared to $4,925,000 at December 31, 2023. The largest individually evaluated loan relationship at June 30, 2024 consisted of a non-performing loan to a student housing holding company which is secured by commercial real estate. At June 30, 2024, the loan carried a balance of $1,953,000, net of $1,989,000 that had been charged off to date. The second largest individually evaluated loan relationship at June 30, 2024 consisted of five non-performing loans to a plastic processing company focused on non-post-consumer recycling. Three loans are classified in the Commercial and Industrial portfolio and two loans are secured by commercial real estate. The loans carried an aggregate balance of $975,000 at June 30, 2024. The third largest individually evaluated loan relationship at June 30, 2024 consisted of a non-performing loan to the owner of a golf course and catering venue which is secured by commercial real estate. At June 30, 2024, the loan carried a balance of $582,000.

The Company determines the need for individual evaluation of loans based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $4,849,000 in individually evaluated loans at June 30, 2024, none were located outside of the Company’s primary market area.

The outstanding recorded investment of modified loans to borrowers experiencing financial difficulty as of June 30, 2024 amounted to $9,455,000 and was classified in the Real Estate portfolio. There were no loan modifications completed with respect to borrowers experiencing financial difficulty during the year ended December 31, 2023. The loan modification to a borrower experiencing financial difficulty as of June 30, 2024 was a payment modification which allowed a period of interest-only payments of six months.

There were no unfunded commitments on modified loans to borrowers experiencing financial difficulty and all modified loans to borrowers experiencing financial difficulty were in compliance with restructure terms as of June 30, 2024. The modification of a loan to a borrower experiencing financial difficulty that was completed during the twelve months preceding June 30, 2024 experienced a payment default during the six months ended June 30, 2024. There were no payment defaults related to the modification of a loan to a borrower experiencing financial difficulty during the three months ended June 30, 2024 and the loan was paid current as of June 30, 2024.

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

The economic climate remains in a state of flux. The war between Ukraine and Russia moves into its third year and the Israeli conflict in the Gaza strip has intensified and incited worldwide hostilities. Inflationary pressures remain elevated which has created much debate and concern regarding the appropriate steps to be taken to overcome the effects of monetary policy adjustments that have been and will be made to affect the change. The looming Presidential election and the legal issues that permeate the leading Presidential candidates, along with the intense political turmoil, commodity prices have remained high even as inflationary pressures have eased, gas prices fluctuating widely from week to week, small businesses closing, larger corporations cutting jobs, unprecedented weather conditions seen around the world, and the desire for rates to be reduced have all exacerbated the difficulties in the national and state economy. Experts at all levels continue to ascertain the intermediate or long term effects of such issues. The Corporation may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of individually evaluated loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Corporation’s allowance for credit losses could be required. The extent of the impact of these stressors on the Corporation’s operational and financial performance will depend on certain developments including reactions to inflationary controls enacted, the labor force, the longevity of the wars, the ongoing political landscape, and the looming worldwide discord, and any after-effects of these factors. These factors may not immediately impact the Corporation’s operational and financial performance, as the effects of these factors may lag into the future. The Corporation is also susceptible to the impact of economic and fiscal policy factors that may evolve in the current economic environment.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of June 30, 2024 and December 31, 2023, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Individually Evaluated Loans

(Dollars in thousands)	June 30,	December 31,
	2024	2023
Non-performing assets
Non-accrual loans	$4,540	$4,616
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	495	1,065
Total non-performing assets	$5,035	$5,681

Individually evaluated loans
Non-accrual loans	$4,540	$4,616
Other Individually Evaluated loans	309	309
Total individually evaluated loans	4,849	4,925
Allocated allowance for credit losses	—	—
Net investment in individually evaluated loans	$4,849	$4,925

Individually evaluated loans with a valuation allowance	$—	$—
Individually evaluated loans without a valuation allowance	4,849	4,925
Total individually evaluated loans	$4,849	$4,925

Allocated valuation allowance as a percent of individually evaluated loans	—%	—%
Individually evaluated loans to total loans	0.53%	0.54%
Non-performing assets to total loans	0.55%	0.62%
Non-performing assets to total assets	0.36%	0.40%
Allowance for credit losses to individually evaluated loans	158.53%	140.61%
Allowance for credit losses to total non-performing assets	152.67%	121.90%

Real estate mortgages comprise 89.4% of the loan portfolio as of June 30, 2024, as compared to 89.1% as of December 31, 2023. Real estate mortgages consist of both loans secured by residential and commercial real estate. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential component of the real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Company’s market area and are subject to risks associated with the local economy. The loans secured by commercial real estate typically reprice approximately every three to five years and are also concentrated in the Company’s market area. The Company’s loss exposure on its individually evaluated loans continues to be mitigated by collateral positions on these loans. The allocated allowance for credit losses associated with individually evaluated loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits increased $3,770,000 to $984,209,000 as of June 30, 2024 as non-interest bearing deposits increased by $7,435,000 and interest bearing deposits decreased by $3,665,000 from year-end 2023. The increase in deposits was mainly the result of an increase in time deposits of $18,661,000 as the result of new higher rate CD promotions during the first half of the year offset by a $5,208,000 decrease in municipal deposits and other normal fluctuations. Total short-term and long-term borrowings increased to $297,311,000 as of June 30, 2024, from $275,468,000 at year-end 2023, an increase of $21,843,000 or 7.9%. Total borrowings increased due to increases in loans and securities and an increase in the balance of repurchase agreements since year-end.

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the six months ended June 30, 2024, net loss less dividends paid decreased capital by $20,434,000. Accumulated other comprehensive loss derived from net unrealized gains on debt securities available-for-sale and interest rate derivatives also impacts capital. At December 31, 2023 accumulated other comprehensive loss was $29,645,000. Accumulated other comprehensive loss stood at $30,597,000 at June 30, 2024, a decrease of $952,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s securities portfolio, as well as its decision to sell securities at a gain or loss. The fluctuations from net unrealized gains on debt securities available-for-sale and derivatives do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Company held 231,611 shares of common stock as treasury stock at June 30, 2024 and December 31, 2023, respectively. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of June 30, 2024 and December 31, 2023.

Total stockholders’ equity was $101,094,000 as of June 30, 2024, and $121,615,000 as of December 31, 2023.

At June 30, 2024 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of June 30, 2024 and December 31, 2023:

			Minimum Capital
	June 30,	December 31,	Adequacy with
	2024	2023	Capital Buffer
Tier 1 leverage ratio (to average assets)	10.23%	10.38%	4.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	15.07%	14.94%	7.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.07%	14.94%	8.50%
Total risk-based capital ratio	15.87%	15.68%	10.50%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of June 30, 2024, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At June 30, 2024 the Company had $532,749,000 in maximum borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings, and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $79,246,000.

The Company enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Company to repurchase the assets, the Company may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $27,109,000 at June 30, 2024.

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

Net cash flows provided by operating activities were $5,534,000 and $357,000 for the six months ended June 30, 2024 and 2023. Net loss amounted to $16,997,000 for the six months ended June 30, 2024, compared to net income of $2,496,000 for the six months ended June 30, 2023. The goodwill impairment recorded during the first quarter of 2024 was a non-cash charge and amounted to $19,133,000 for the six months ended June 30, 2024; therefore, had no effect on liquidity. For the six months ended June 30, 2023, there was no goodwill impairment. During the six months ended June 30, 2024 and 2023, net premium amortization on securities amounted to $285,000 and $799,000, respectively. Net gains on sales of mortgage loans amounted to $28,000 for the six months ended June 30, 2024 and $34,000 for the six months ended June 30, 2023. Originations of mortgage loans originated for resale exceeded proceeds (net of gains/losses) from sales of mortgage loans originated for resale by $63,000 for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 when proceeds (net of gains/losses) from sales of mortgage loans originated for resale exceeded originations of mortgage loans originated for resale by $105,000. Net securities losses amounted to $194,000 and $125,000 for the six months ended June 30, 2024 and 2023, respectively. Accrued interest receivable increased by $127,000 for the six months ended June 30, 2024 and decreased by $218,000 for the six months ended June 30, 2023. Accrued interest payable increased $875,000 and $608,000 for the six months ended June 30, 2024 and 2023, respectively. Amortization of investment in real estate ventures amounted to $409,000 for the six months ended June 30, 2024 and $106,000 for the six months ended June 30, 2023. Other assets decreased $201,000 and increased $87,000 for the six months ended June 30, 2024 and 2023, respectively. Other liabilities increased $122,000 during the six months ended June 30, 2024, compared to a decrease of $5,188,000 during the six months ended June 30, 2023.

Investing activities used cash of $28,452,000 during the six months ended June 30, 2024, compared to the six months ended June 30, 2023 when investing activities provided cash of $23,778,000. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions, net against purchases) used cash of $15,921,000 during the six months ended June 30, 2024 and provided cash of $41,217,000 during the six months ended June 30, 2023. Changes in restricted investment in bank stocks used cash of $608,000 and $1,418,000 during the six months ended June 30, 2024 and 2023, respectively. Net cash used to originate loans amounted to $11,337,000 for the six months ended June 30, 2024 and $12,873,000 for the six months ended June 30, 2023. Purchases of premises and equipment used cash of $576,000 and $1,251,000 during the six months ended June 30, 2024 and 2023, respectively. Purchase of investment in real estate ventures used cash of $10,000 and $1,834,000 during the six months ended June 30, 2024 and 2023, respectively.

Financing activities provided cash of $22,176,000 and used cash of $21,098,000 during the six months ended June 30, 2024 and 2023, respectively. Deposits increased by $3,770,000 during the six months ended June 30, 2024 and decreased by $57,658,000 during the six months ended June 30, 2023. Short-term borrowings increased by $21,843,000 and $39,941,000 during the six months ended June 30, 2024 and 2023, respectively. Dividends paid amounted to $3,437,000 for the six months ended June 30, 2024, compared to $3,376,000 for the six months ended June 30, 2023.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of rates on assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Company is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Company’s cumulative gap at one year indicates the Company is liability sensitive at June 30, 2024.

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

The table below presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 5.66%, 10.48%, and 14.29% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 2.15%, 4.74%, and 6.68% in the 100, 200 and 300 basis point decreasing rate scenarios presented. All of the forecasts in the increasing and decreasing rate scenarios presented are within the Company’s policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current interest rate environment with federal funds trading in the 525-550 basis point range and many deposit accounts still lagging at markedly lower rates. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Company’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Company’s interest-sensitive assets are able to decline by these amounts. For the six months ended June 30, 2024 the cost of interest-bearing liabilities averaged 3.49%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 5.17%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At June 30, 2024, net present value is projected to decrease 3.73%, 7.47%, and 12.36% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. Additionally, the 100, 200 and 300 basis point immediate decreases in rates are estimated to affect net present value with an increase of 1.22% and decreases of 1.29% and 10.39%, respectively. All scenarios presented are within the Company’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Interest Income Simulation Projection
+300 bp Shock vs. Stable Rate	(14.29)%
+200 bp Shock vs. Stable Rate	(10.48)%
+100 bp Shock vs. Stable Rate	(5.66)%
Flat rate
‒100 bp Shock vs. Stable Rate	2.15%
‒200 bp Shock vs. Stable Rate	4.74%
‒300 bp Shock vs. Stable Rate	6.68%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(12.36)%
+200 bp Shock vs. Stable Rate	(7.47)%
+100 bp Shock vs. Stable Rate	(3.73)%
Flat rate
‒100 bp Shock vs. Stable Rate	1.22%
‒200 bp Shock vs. Stable Rate	(1.29)%
‒300 bp Shock vs. Stable Rate	(10.39)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.  Controls and Procedures

a)

Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

b)

Changes in internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2024	―	―	―	120,000
May 1 - May 31, 2024	―	―	―	120,000
June 1 - June 30, 2024	―	―	―	120,000
Total	―	―	―	120,000

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended June 30, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FIRST KEYSTONE CORPORATION
Registrant

August 9, 2024	/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2024	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)