Form 10-K
period 2024-12-31
FIRST KEYSTONE CORP
filed 2025-03-26
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Yes ☐   No ⌧

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2024 determined by using a per share closing price on that date of $12.50 as quoted on the Over the Counter Market, was $68,560,542.

At March 24, 2025, there were 6,218,781 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2025 definitive Proxy Statement are incorporated by reference in Part III of this Report.

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

ITEM 1. BUSINESS

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First National Bank of Berwick (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 100% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2024 and 2023, and community banking was the only reportable segment. At December 31, 2024, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $1.4 billion, $1.0 billion and $107 million, respectively. The Corporation is supported by the Board of Governors of the Federal Reserve System.

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

At December 31, 2024, the Bank had 206 full-time employees and 12 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is firstkeystonecorp.fkc.bank and the Bank’s internet website is www.fkc.bank. None of the information or contents of our website is incorporated into this Annual Report on Form 10-K.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches west from Montour County spanning east into Monroe and Northampton Counties, encompassing Columbia and Luzerne Counties. The bank’s market extends north through Luzerne County and south into Northampton County. Numerous other counties are also served; eleven contiguous counties, such as Pike and Lehigh; as well other surrounding counties, for instance Union and Snyder. The area served by the Bank includes a mix of rural communities, small to mid-sized towns and cities. The current population of the Bank’s primary five-county footprint has increased 1.0% since 2020 to 899,000 and is estimated to increase 1.5% to 913,000 by 2030. As of June 30, 2024, the FDIC Summary of Deposits report market share data ranked the Bank 12th in the deposit market share out of the top 20 banks in the principal five-county deposit market, with 2.8% of deposits.

The Bank’s headquarters, main office, and three of its branch offices are located in Berwick, Pennsylvania. Therefore, the Bank has a very strong presence in the Borough of Berwick, a community with a current population of approximately 10,400. The Bank ranks second in deposit market share in the Berwick market with 30.3% of deposits as of June 30, 2024, based on data compiled annually by the FDIC.

In the course of attracting and retaining deposits and originating loans, the Bank faces considerable competition with various types of financial institutions. The Bank competes with 29 commercial banks, 2 savings banks, 1 savings and loan association, and 32 credit unions for traditional banking products, such as deposits and loans in its primary five-county market area. Additionally, the Bank also competes with non-bank and online firms, such as consumer finance companies and financial technology companies, for loans, mutual funds and other investment alternatives for deposits. The Bank vies for deposits based on the ability to provide a range of competitively priced products, quality consultative service, competitive rates, enhanced online service and offerings and convenient locations and hours. The challenge among its peers for loan origination generally relates to interest rates offered, products available, ease of process, quality of service, and loan origination fees charged. The economic base of the Bank’s market region is developed around small business, health care, educational facilities (colleges and public schools), light manufacturing industries, travel and leisure, and agriculture.

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

Concentration

The Corporation and the Bank are not dependent on deposits nor exposed by loan concentrations to a single customer or to a small group of customers, or sector or industry except as described below, such that the loss of any one or more would not have a materially adverse effect on the financial condition of the Corporation or the Bank. The Corporation had been successful in attracting municipal deposits, which make up 16.1% of total deposits at December 31, 2024. The largest deposit customer consisted of a municipality with deposit balances amounting to 4.9% of total deposits. The Corporation currently has the ability to utilize liquidity tools, such as wholesale borrowings or brokered deposits, to replace reductions in municipal deposits. The customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Pennsylvania, among other factors.

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 8%, a common equity tier 1 risk-based capital ratio of at least 6.5%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 6%, a common equity tier 1 risk-based capital ratio of at least 4.5%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2024, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category. See Note 14 — Regulatory Matters.

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

Regulatory Capital Requirements

In 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The final rules call for the following capital requirements:

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

As of December 31, 2024, the Bank maintained capital ratios above the required capital conservation buffer.

Federal Reserve Bank Small Bank Holding Company Policy

Effective in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2024; however, the Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

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

As of December 31, 2024, approximately 89.8% of the Corporation’s loan portfolio was secured by real estate (including construction loans). Real estate loans secured by commercial properties are generally viewed as having more risk of default than consumer loans and loans secured by residential real estate. Loans secured by commercial properties are also typically larger than consumer loans and loans secured by residential real estate. Because the Corporation’s loan portfolio contains a significant number of loans secured by commercial properties with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s Allowance for Credit Losses is not sufficient to cover actual credit losses, earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for credit losses, the Corporation reviews its loans and loss and delinquency experience and evaluates economic conditions. If the Corporation’s assumptions prove to be incorrect, the allowance for credit losses may not cover inherent losses in its loan portfolio at the date of the financial statements. Material additions to the Corporation’s allowance would materially decrease net income. At December 31, 2024, the allowance for credit losses totaled $7.7 million, representing 0.83% of average total loans.

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

The Corporation may use artificial intelligence (AI) in its business, and challenges with properly managing its use could result in disruption of its internal operations, reputational harm, competitive harm, legal liability and adversely affect the Corporation’s results of operations and stock price.

The Corporation may incorporate AI solutions into platforms that deliver products and services to its customers, including solutions developed by third parties whose AI is integrated into its products and services. The Corporation's business could be harmed and it may be exposed to legal liability and reputational risk if the AI it uses is or is alleged to be deficient, inaccurate, or biased because the AI algorithms are flawed, insufficient, of poor quality, or reflect unwanted forms of bias, particularly if third party AI integrated with its platforms produces false or "hallucinatory" inferences.

Data practices by the Corporation or others that result in controversy could impair the acceptance of AI, which could undermine the decisions, predictions, or analysis that AI applications produce. The Corporation's customers and potential customers may express adverse opinions concerning its use of AI and machine learning that could result in brand or reputational harm, competitive harm, or legal liability. If the Corporation develops Generative AI, its content creation may require additional investment as testing for bias, accuracy and unintended, harmful impact is often complex and may be costly. As a result, the Corporation may need to increase the cost of its products and services which may make it less competitive, particularly if its competitors incorporate AI more quickly or successfully.

Governmental bodies have implemented laws and are considering further regulation of AI (including machine learning), which could negatively impact the Corporation's ability to use and develop AI. The Corporation is unable to predict how application of existing laws, including federal and state privacy and data protection laws, and adoption of new laws and regulations applicable to AI will affect it but it is likely that compliance with such laws and regulations will increase its compliance costs and such increase may be substantial and adversely affect its results of operations. Furthermore, its use of Generative AI and other forms of AI may expose us to risks relating to intellectual property ownership and licensing rights, including copyright of Generative AI and other AI output as these issues have not been fully interpreted by federal courts or been fully addressed by federal or state legislation or regulations.

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

If the Corporation concludes that any debt securities are carrying a potential loss, the Corporation will be required to establish an allowance for expected credit losses.

Management reviews its debt securities portfolio at each quarter-end reporting period, or more frequently when economic or market concerns warrant such evaluation, to determine if there is impairment resulting from any decline in fair value below the amortized cost basis of a debt security and to determine whether there is a credit loss associated with the decline in fair value. Credit losses are calculated individually, using a discounted cash flow method, comparing the present value of expected cash flows with the amortized cost basis of the debt security. Any required credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses related to securities.

If the Corporation concludes that any equity securities are impaired, the Corporation will be required to record a loss equivalent to the difference between the cost and fair value of the respective equity securities.

Management evaluates its equity securities for impairment at each quarter-end reporting period and more frequently when economic or market conditions warrant such an evaluation. If an impairment loss related to an equity security is determined to exist, a loss in the amount of the difference between the cost and fair value of the security is recognized. Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

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

Cybersecurity Risk Management Program

The Information Security Program is designed with a defense-in-depth mentality, using a variety of techniques, tools, policies, and procedures to create a layered security posture against the various methods of cybersecurity attack and compromise. The day-to-day management and monitoring of the program’s technical aspects are handled by the ISO and the Information Technology team. They are responsible for user access and permissions control, system and network monitoring, vulnerability detection and mitigation, employee security awareness and training, and creating and maintaining technology and information security policies. The Corporation does engage with third parties, including a managed security service provider, to assist with or enhance aspects of the day-to-day Information Security Program. The ISO and IT team are currently in the process of strengthening the overall program by aligning controls and procedures with the Cybersecurity Frameworks established by the Center for Internet Security (CIS) and Cyber Risk Institute (CRI).

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

ITEM 2. PROPERTIES

The Corporation and its subsidiary occupy nineteen branch locations in Columbia, Luzerne, Montour, Monroe and Northampton Counties in Pennsylvania, which are used principally as banking offices. As of December 31, 2024, the Corporation and its subsidiary owned 19 properties and leased 3 properties.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded in the over-the-counter market on the OTC Market under the symbol “FKYS”. The following table sets forth:

●	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
●	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2023; and
●	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK
			Per Share
			Dividend
2024	High	Low	Paid
First quarter	$17.00	$13.00	$0.28
Second quarter	$14.34	$11.75	$0.28
Third quarter	$13.00	$11.35	$0.28
Fourth quarter	$17.00	$11.55	$0.28

			Dividend
2023	High	Low	Paid
First quarter	$22.20	$18.72	$0.28
Second quarter	$20.15	$17.25	$0.28
Third quarter	$20.45	$16.52	$0.28
Fourth quarter	$17.19	$13.00	$0.28

As of December 31, 2024, the Corporation had approximately 897 shareholders of record.

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
48 Wall Street, Floor 23
New York, NY 10005

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

RESULTS OF OPERATIONS

Year Ended December 31, 2024 Versus Year Ended December 31, 2023

Net income decreased to a net loss of $13,203,000 for the year ended December 31, 2024, as compared to net income of $5,560,000 for the prior year, a decrease of $18,763,000 which was primarily due to the Corporation recognizing a full goodwill impairment charge of $19,133,000 during the first quarter of 2024. Earnings per share, both basic and diluted, for 2024 was $(2.14) as compared to $0.91 in 2023. Dividends per share for 2024 and 2023 were $1.12. The Corporation’s return on average assets was (0.93)% in 2024 and 0.42% in 2023. Return on average equity decreased to (12.04)% in 2024 from 4.55% in 2023. Total interest income in 2024 amounted to $71,422,000, an increase of $14,434,000 or 25.3% from 2023. The increase in interest income is due to increased interest rates, growth in real estate loans secured by commercial properties, and increased interest income earned on securities. Total interest expense of $39,143,000 increased $11,271,000 or 40.4% from 2023. The majority of this increase is related to increases in interest paid to depositors to retain and grow deposit relationships and increases in interest paid on long-term borrowings through the Federal Home Loan Bank due to increases in both average volume and rate of borrowings in 2024 over 2023.

Selected financial data and performance ratios of the Corporation for the past five years are presented below in Table 1.

Table 1 — Selected Financial Data

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2024	2023	2022	2021	2020
SELECTED FINANCIAL DATA AT YEAR END:
Total assets	$1,428,583	$1,415,870	$1,329,194	$1,320,350	$1,179,047
Total securities	391,875	394,450	375,143	439,878	368,357
Net loans	940,779	904,153	850,195	744,161	712,677
Total deposits	1,045,880	980,439	993,499	1,077,969	937,488
Total long-term borrowings	106,000	122,000	25,000	35,000	45,000
Total stockholders’ equity	106,782	121,615	120,386	148,555	144,242
SELECTED OPERATING DATA:
Interest income	$71,422	$56,988	$46,413	$42,048	$39,567
Interest expense	39,143	27,872	8,913	5,148	6,360
Net interest income	32,279	29,116	37,500	36,900	33,207
(Credit) provision for credit losses	1,640	(217)	(264)	860	1,200
Net interest income after (credit) provision for credit losses	30,639	29,333	37,764	36,040	32,007
Non-interest income	6,697	6,156	5,331	7,323	6,012
Non-interest expense	50,584	29,245	26,777	26,354	24,605
Income before income tax expense	(13,248)	6,244	16,318	17,009	13,414
Income tax expense	(45)	684	2,294	2,321	1,577
Net (loss) income	$(13,203)	$5,560	$14,024	$14,688	$11,837

PER SHARE DATA:
Net (loss) income	$(2.14)	$0.91	$2.35	$2.49	$2.03
Dividends	1.12	1.12	1.12	1.12	1.08

PERFORMANCE RATIOS:
Return on average assets	(0.93)%	0.42%	1.07%	1.15%	1.09%

Return on average equity	(12.04)%	4.55%	10.75%	9.93%	8.61%
Dividend payout	(52.34)%	121.90%	47.70%	45.05%	53.29%
Average equity to average assets	7.69%	9.22%	9.92%	11.57%	12.72%

Net interest income, as indicated below in Table 2, increased by $3,163,000 or 10.9% to $32,279,000 for the year ended December 31, 2024. The Corporation’s net interest income on a fully tax equivalent basis increased by $2,907,000, or 9.9% to $32,297,000 in 2024 as compared to $29,390,000 in 2023.

Table 2 — Reconciliation of Taxable Equivalent Net Interest Income

(Dollars in thousands)

	2024/2023
	Increase/(Decrease)
	2024	Amount	%	2023
Interest Income	$71,422	$14,434	25.3	$56,988
Interest Expense	39,143	11,271	40.4	27,872
Net Interest Income	32,279	3,163	10.9	29,116
Tax Equivalent Adjustment	18	(256)	(93.4)	274
Net Interest Income (fully tax equivalent)	$32,297	$2,907	9.9	$29,390

Table 3 — Average Balances, Rates and Interest Income and Expense

(Dollars in thousands)

	2024			2023
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2,4]	$89,153	$4,808	5.39%	$88,806	$4,338	4.88%
Real Estate[1,2]	826,665	44,611	5.40%	779,177	37,239	4.78%
Consumer, net[4]	6,028	539	8.94%	5,694	481	8.45%
Fees on Loans and fair value adjustment	2	1,235	—%	―	768	—%
Total Loans[5]	921,848	51,193	5.55%	873,677	42,826	4.90%

Securities:
Taxable	365,552	17,939	4.91%	304,627	12,416	4.08%
Tax-Exempt[1,3]	40,952	948	2.31%	45,297	1,312	2.90%
Total Securities	406,504	18,887	4.65%	349,924	13,728	3.92%
Restricted Investment in Bank Stocks	10,576	928	8.77%	8,319	669	8.04%
Interest-Bearing Deposits in Other Banks	9,610	432	4.50%	1,659	39	2.31%
Total Other Interest Earning Assets	20,186	1,360	6.74%	9,978	708	7.09%
Total Interest Earning Assets	1,348,538	71,440	5.30%	1,233,579	57,262	4.64%

Non-Interest Earning Assets:
Cash and Due From Banks	10,024			10,320
Allowance for Credit Losses	(7,400)			(7,071)
Premises and Equipment	21,378			21,193
Other Assets	53,149			67,249
Total Non-Interest Earning Assets	77,151			91,691
Total Assets	$1,425,689			$1,325,270

Interest Bearing Liabilities:
Savings, NOW, Money Markets and Interest Checking	$470,816	$11,349	2.41%	$524,616	$11,003	2.10%
Time Deposits	329,660	13,927	4.22%	222,131	6,105	2.75%
Securities Sold U/A to Repurchase	29,627	1,289	4.35%	19,131	627	3.28%
Short-Term Borrowings	129,601	6,430	4.96%	154,625	8,147	5.27%
Long-Term Borrowings	115,792	5,053	4.36%	32,235	896	2.78%
Subordinated Debentures	25,000	1,094	4.37%	25,000	1,094	4.38%
Total Interest Bearing Liabilities	1,100,496	39,142	3.56%	977,738	27,872	2.85%

Non-Interest Bearing Liabilities:
Demand Deposits	202,450			216,004
Other Liabilities	13,087			9,393
Stockholders’ Equity	109,656			122,135
Total Liabilities/Stockholders’ Equity	$1,425,689			$1,325,270

Net Interest Income Tax Equivalent		$32,298			$29,390

Net Interest Spread			1.74%			1.79%

Net Interest Margin			2.40%			2.38%

1Tax-exempt income has been adjusted to a tax equivalent basis using an incremental rate of 21% and statutory interest expense disallowance.

2Includes tax equivalent adjustments on tax-free municipal loans of $5,000 and $79,000 for years 2024 and 2023, respectively.

3Includes tax equivalent adjustments on tax-free municipal securities of $13,000 and $195,000 for years 2024 and 2023, respectively.

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

Table 3 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2024 and 2023.

The yield on earning assets was 5.30% in 2024 and 4.64% in 2023. The rate paid on interest bearing liabilities was 3.56% in 2024 and 2.85% in 2023. This resulted in a decrease in our net interest spread to 1.74% in 2024, as compared to 1.79% in 2023.

As Table 3 illustrates, net interest margin, which is interest income less interest expense divided by average earning assets, was 2.40% in 2024 as compared to 2.38% in 2023. Net interest margins are presented on a tax-equivalent basis. In 2024. the yield on earning assets increased by 0.66% and the rate paid on interest bearing liabilities increased by 0.71%. Yields increased for a majority of interest earning assets and interest bearing liabilities during 2024, mainly as a result of the current high interest rate environment. The yield on loans increased from 4.90% in 2023 to 5.55% in 2024 mainly due to loans originating and repricing at higher interest rates during the latter part of 2023 and 2024. The securities portfolio yield increased to 4.65% in 2024 as compared to 3.92% in 2023. The increase was mainly the result of the elevated rate environment impacting variable rate securities and purchases of higher yielding securities in 2024. The average rate paid on short-term borrowings decreased 0.31% from 5.27% in 2023 to 4.96% in 2024. The rate paid on savings, NOW, money market, and interest checking accounts increased 0.31% from 2.10% to 2.41% and the average rate paid on time deposits increased 1.47% from 2.75% to 4.22%. Interest income exempt from federal tax was $1,352,000 in 2024 and $1,570,000 in 2023. Interest income exempt from federal tax decreased due to the maturity of tax-exempt municipal securities in 2024. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 21%.

The increase in net interest margin at December 31, 2024 compared to December 31, 2023 was primarily due to increased yields on loans and securities in 2024, as compared to 2023. Fully tax equivalent net interest income increased by $2,907,000 or 9.9% to $32,297,000 at December 31, 2024 compared to $29,390,000 at December 31, 2023. During 2024, the Federal Reserve decreased the federal-funds rate by 1.00%, resulting in a target range of 4.25% - 4.50%. The Corporation could experience a decrease in net interest income if market rates remain static or increase, as the Corporation’s net interest income continues to be liability sensitive. To negate the potential impact of a decreasing net interest margin, the Corporation will continue to focus on attracting organic loan growth and core deposits such as checking, savings, and money market accounts, thereby further reducing its dependence on higher priced certificates of deposit and short-term borrowings. The Corporation is actively monitoring and restructuring its portfolios to become more asset sensitive, which will allow for better performance in a static or rates-up environment. The Corporation also entered into four rate swap contracts effective September 20, 2023. Of the four swaps, two were fair value interest rate swaps with a combined notional amount of $50,000,000, hedging fixed-rate debt securities available-for-sale, and two were cash flow interest rate swaps with a combined notional amount of $100,000,000, hedging specific short-term wholesale funding positions. The Corporation entered into one additional swap contract effective September 4, 2024 with a notional amount of $75,000,000, hedging a specified pool of the Bank’s fixed-rate loans. See Note 12 – Derivative Instruments and Hedging Activities on page 92 for further analysis. The Corporation will continue to evaluate the potential impact of short-term rate fluctuations in 2025, as well as the slope and position of the yield curve.

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

In 2024, the increase in net interest income on a fully tax equivalent basis of $2,907,000 resulted from an increase in volume of $1,911,000 and an increase of $996,000 due to changes in rate.

Table 4 — Rate/Volume Analysis

(Dollars in thousands)

	2024 COMPARED TO 2023
	VOLUME	RATE	NET
Interest Income:
Loans, Net	$2,361	$6,006	$8,367
Taxable Securities	2,483	3,040	5,523
Tax-Exempt Securities	(126)	(238)	(364)
Restricted Investment in Bank Stocks	182	77	259
Other	187	206	393
Total Interest Income	$5,087	$9,091	$14,178

Interest Expense
Savings, NOW and Money Markets	$(1,128)	$1,474	$346
Time Deposits	2,955	4,867	7,822
Securities Sold U/A to Repurchase	344	318	662
Short-Term Borrowings	(1,318)	(399)	(1,717)
Long-Term Borrowings	2,323	1,835	4,158
Subordinated Debentures	—	—	—
Total Interest Expense	3,176	8,095	11,271
Net Interest Income	$1,911	$996	$2,907

The change in interest due to both volume and rate has been allocated to change due to volume and change due to rate in proportion to the absolute value of the change in each. Balances on non-accrual loans are included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR CREDIT LOSSES

For the year ended December 31, 2024, the provision for credit losses resulted in a balance of $1,640,000, compared to a credit balance of $217,000 for the year ended December 31, 2023. The increase in the provision for credit losses in 2024 as compared to 2023 resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for credit losses for the year ended December 31, 2024 is also reflective of management’s assessment of the continued risk associated with the uncertainty surrounding geopolitical and economic concerns. Charge-off and recovery activity in the allowance for credit losses resulted in net charge-offs of $893,000 and $13,000 for the years ended December 31, 2024 and 2023, respectively. See Analysis of Allowance for Credit Losses table on page 37 for further discussion.

The allowance for credit losses as a percentage of average loans outstanding was 0.83% as of December 31, 2024 and 0.79% as of December 31, 2023.

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

Non-interest income through December 31, 2024 was $6,697,000, an increase of 8.8%, or $541,000, from 2023. The increase was due to net securities gains realized in 2024 compared to net securities losses realized in 2023 and increased trust department income in 2024.

During 2024, net securities gains (losses) increased $223,000 to a net gain of $105,000. The increase was due to the Corporation recognizing $105,000 in net gains on held equity securities in 2024 vs recognizing $217,000 in net losses on held equity securities offset by $99,000 in net gains on sold debt securities in 2023.

Gains on sales of mortgage loans amounted to a net gain of $80,000 in 2024 as compared to a net gain of $65,000 in 2023. The increase in net gains on sales of mortgage loans in 2024 was due to more individual loans sold in 2024. The Corporation continues to service the majority of mortgages which are sold, through maturity of the loans. This servicing income provides an additional source of non-interest income on an ongoing basis.

ATM fees and debit card income increased by $33,000 or 1.5% in 2024 as compared to 2023 due to increased debit card interchange fees as the result of an increase in debit card transaction volume in 2024. Income related to an increase in cash surrender value of life insurance increased by $48,000 or 7.7% mainly as a result of increased interest rates on the related policies.

Other income, consisting primarily of income from the sale of retail non-deposit investment products, safe deposit box rentals, and miscellaneous fees, increased $60,000, or 23.3% in 2024 as compared to 2023 as the Corporation recognized more income from retail investment annuities in 2024.

Table 5 — Non-Interest Income

(Dollars in thousands)	2024/2023
	Increase/(Decrease)
	2024	Amount	%	2023
Trust department	$1,051	$120	12.9	$931
Service charges and fees	2,247	42	1.9	2,205
Increase in cash surrender value of life insurance	669	48	7.7	621
ATM fees and debit card income	2,228	33	1.5	2,195
Net gains (losses) on sales of mortgage loans	80	15	23.1	65
Other	317	60	23.3	257
Subtotal	6,592	318	5.1	6,274
Net securities losses	105	223	189.0	(118)
Total	$6,697	$541	8.8	$6,156

NON-INTEREST EXPENSE

Total non-interest expense amounted to $50,584,000, an increase of $21,339,000, or 73.0% in 2024.

The Company recognized goodwill impairment in the amount of $19,133,000 during the first quarter of 2024. This was the result of goodwill impairment testing performed due to the decrease of the Company’s stock price during the first quarter of 2024 as a triggering event. The goodwill impairment has no impact on regulatory capital ratios, liquidity or the Company’s cash balances.

Aside from the one-time goodwill impairment charge recognized in 2024, expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to $17,228,000 or 34.1% of total non-interest expense in 2024 and $16,055,000 or 54.9% in 2023. Salaries and employee benefits increased $1,173,000, or 7.3% in 2024. The increase in 2024 was mainly due to a $592,000 increase in salaries in an effort to offer more competitive wages in our various markets, increase retention and support the Corporation’s growth, plus increased costs associated with employee health insurance which were $357,000 greater in 2024. The number of full-time equivalent employees was 209 as of December 31, 2024 and 215 as of December 31, 2023.

Net occupancy, furniture and equipment and computer expense increased $18,000, or 0.4% in 2024 compared to 2023. Professional services increased $177,000, or 12.3% in 2024 as compared to 2023. The higher expense was the result of increases in annual audit fees and audit expenses relating to the adoption of CECL as well as goodwill impairment.

Pennsylvania shares tax expense increased $209,000, or 24.3% in 2024 as compared to 2023. This increase was mainly due to the Corporation recording a true-up for Pennsylvania shares tax expense for the 2023 shares tax return in the third quarter of 2024 which resulted in $70,000 net expense, as compared to receiving a shares tax refund of $52,000 in 2023 for the 2022 tax return, along with a $163,000 expense true up for the 2024 tax year. FDIC insurance expense increased $394,000, or 56.0% in 2024 as compared to 2023. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense decreased $143,000, or 12.5% in 2024 as compared to 2023. The decrease was the result of lower electronic funds transfer expenses, decreased ATM fraud and the application of vendor credits in 2024. Data processing fees decreased $282,000, or 21.6% in 2024 as compared to 2023. This decrease was the result of lower internet banking expenses as the result of a new vendor relationship for online banking and the application of vendor relationship credits in 2024 resulting from contract negotiations, along with implementation fees recognized in 2023.

Advertising expense increased $32,000, or 6.1% in 2024 as compared to 2023 as the result of the Corporation marketing the new full-service Bethlehem branch, along with utilizing more television, billboard, digital and social media advertising in 2024.

Other non-interest expense increased $628,000, or 21.8% in 2024 as compared to 2023. Other non-interest expense was higher in 2024 mainly as the result of monthly amortization of a new low income housing partnership that began in the fourth quarter of 2023.

Table 6 — Non-Interest Expense

(Dollars in thousands)	2024/2023
	Increase/(Decrease)
	2024	Amount	%	2023
Salaries and employee benefits	$17,228	$1,173	7.3	$16,055
Occupancy, net	2,191	72	3.4	2,119
Furniture and equipment	676	39	6.1	637
Computer expense	1,478	(93)	(5.9)	1,571
Professional services	1,617	177	12.3	1,440
Pennsylvania shares tax	1,070	209	24.3	861
FDIC Insurance	1,097	394	56.0	703
ATM and debit card fees	1,003	(143)	(12.5)	1,146
Data processing fees	1,022	(282)	(21.6)	1,304
Advertising	560	32	6.1	528
Goodwill impairment	19,133	19,133	100.0	—
Other	3,509	628	21.8	2,881
Total	$50,584	$21,339	73.0	$29,245

Management of the Corporation believes that investors’ understanding of the Corporation’s performance is enhanced by disclosing non-GAAP financial measures without the effects of the impairment as a reasonable basis for comparison of the Corporation’s ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

NON-GAAP RECONCILIATION SCHEDULE

FIRST KEYSTONE AND SUBSIDIARY

(Dollars in thousands)	December 31,	December 31,
	2024	2023
Net interest income after provision for credit losses	$30,639	$29,333
Total non-interest income	6,697	6,156
Total non-interest expense	(50,584)	(29,245)
Income tax benefit (expense)	45	(684)
Net (loss) income	(13,203)	5,560

Adjustments
Other expense:
Goodwill impairment	19,133	—
Income tax expense	(258)	—
After tax adjustment to GAAP	18,875	—
Adjusted net income	$5,672	$5,560

Adjusted return on average assets	0.39%	0.42%
Adjusted return on average equity	4.57%	4.55%

INCOME TAX EXPENSE

Income tax resulted in a benefit for the year ended December 31, 2024 of $45,000 as compared to income tax expense of $684,000 for the year ended December 31, 2023. The effective income tax rate was (0.3)% in 2024 and 11.0% in 2023. The decrease in the effective tax rate for 2024 was mainly due to a federal income tax benefit at the statutory 21% rate generated due to the net loss that resulted from the full goodwill impairment charge recorded effective March 31, 2024, along with more low-income housing tax credits, offset by an increase in the effective tax rate to add back the impact of the portion of the full goodwill impairment charge that is non-deductible for tax purposes. The Corporation recognized $840,000 and $484,000 of tax credits from low-income housing partnerships for the years ended December 31, 2024 and 2023, respectively included in tax expense. The Corporation expects to carry forward $328,000 and $0 of low-income housing tax credits as of December 31, 2024 and December 31, 2023, respectively, which will begin to expire in the year 2044.

FINANCIAL CONDITION

GENERAL

Total assets increased to $1,428,583,000 at year-end 2024, an increase of 0.9% from year-end 2023.

Total debt securities available-for-sale decreased $2,680,000 or 0.7% to $390,288,000 as of December 31, 2024. The decrease was mainly due to $65,459,000 in securities purchased during 2024 as part of the execution of a balance sheet leverage strategy, offset by principal paydowns, maturities, and calls of $69,878,000 completed during the same period.

Net loans increased in 2024 from $904,153,000 to $940,779,000, a 4.1% increase. Loan demand grew in 2024 as the Bank has realized an increase in loan originations, primarily commercial real estate loans.

The cash surrender value of bank owned life insurance totaled $26,679,000 at December 31, 2024, an increase of $669,000 or 2.6% from 2023. This increase represents tax-free income included in non-interest income on the consolidated statements of income.

Investments in low-income housing partnerships were $5,152,000 at year-end 2024, a decrease of 13.6% from year-end 2023. The decrease is mainly the result of $819,000 in amortization recognized during the year ended December 31, 2024 on two low-income housing partnerships in which the Corporation is a limited partner, offset by a final capital contribution payment of $10,000 that was made in 2024 in relation to a new real estate venture in which the Corporation became a limited partner in 2021. Investing in low-income housing real estate ventures enables the Corporation to recognize tax credits and satisfy Community Reinvestment Act initiatives.

As of December 31, 2024, total deposits amounted to $1,045,880,000, an increase of 6.7% from 2023. The increase is mainly due to a $40,100,000 increase in CDs as the Corporation has experienced a shift from transactional deposits to term deposits and a $33,899,000 increase in Brokered CDs.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Short and long-term borrowings decreased $35,042,000 from $275,468,000 in 2023 to $240,426,000 in 2024 mainly due to the maturity of a $20,000,000 long-term note in the third quarter of 2024, along with increased deposits in 2024.

Total stockholders’ equity decreased to $106,782,000 at December 31, 2024, a decrease of $14,833,000, primarily due to a decrease in retained earnings due to the full goodwill impairment charge.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 94.6% for 2024 compared to 93.1% for 2023. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

SECURITIES

The Corporation uses securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The securities portfolio consists of debt securities available-for-sale. No securities were established in a trading account. Debt securities available-for-sale decreased $2,680,000 or 0.7% to $390,288,000 in 2024. At December 31, 2024, the net unrealized loss, net of the tax effect, on these securities was $24,454,000 and was included in stockholders’ equity as accumulated other comprehensive loss. Table 7 provides data on the fair value of the Corporation’s securities portfolio on the dates indicated. The vast majority of security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate a security.

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

Table 7 — Securities

(Dollars in thousands)	Available-For-Sale
	December 31, 2024	December 31, 2023
U.S. Treasury securities	$7,151	$7,041
U. S. Government corporations and agencies	141,830	145,624
Other mortgage-backed debt securities	46,273	34,050
Obligations of state and political subdivisions	83,485	87,703
Asset-backed securities	73,867	82,162
Corporate debt securities	37,682	36,388
Total	$390,288	$392,968

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2024. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 8 — Securities Maturity Table

(Dollars in thousands)	December 31, 2024
	Debt Securities Available-For-Sale
		U.S. Government	Other	Obligations
		Corporations &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Agencies	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$1,022	$9,946	$—	$—
Fair value	—	—	1,016	9,895	—	—

1 - 5 Years:
Amortized cost	7,911	6,392	4,937	8,469	—	2,246
Fair value	7,151	6,358	4,913	8,187	—	2,186

5 - 10 Years:
Amortized cost	—	3,856	1,156	29,149	3,047	33,669
Fair value	—	3,915	1,171	25,267	3,058	31,265

After 10 Years:
Amortized cost	—	145,831	41,221	46,245	70,959	5,224
Fair value	—	131,557	39,173	40,136	70,809	4,231

Total:
Amortized cost	$7,911	$156,079	$48,336	$93,809	$74,006	$41,139
Fair value	7,151	141,830	46,273	83,485	73,867	37,682

1Mortgage-backed and asset-backed securities are allocated for maturity reporting at their original maturity date.

Marketable equity securities consist of common stock investments in other commercial banks and bank holding companies. At December 31, 2024 and 2023, the Corporation had $1,587,000 and $1,482,000, respectively, in equity securities recorded at fair value, an increase of $105,000 or 7.1%.

LOANS

Total loans increased to $948,451,000 as of December 31, 2024, compared to a balance of $911,078,000 as of December 31, 2023. Table 9 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased $37,373,000, or 4.1% in 2024 compared to an increase of $52,609,000, or 6.1% in 2023.

The Real Estate portfolio increased $40,308,000 or 5.0% from $811,493,000 at December 31, 2023 to $851,801,000 at December 31, 2024. The increase in the Real Estate portfolio for the year ended December 31, 2024 was mainly the result of $103,734,000 in new loan originations and an increase of $5,264,000 in utilization of existing real estate lines of credit, which were offset by loan payoffs of $41,336,000, along with regular principal payments and other typical fluctuations in the Real Estate portfolio. The Agricultural portfolio increased $268,000 or 39.9% from $671,000 at December 31, 2023 to $939,000 at December 31, 2024. The increase in the Agricultural portfolio for the year ended December 31, 2024 was mainly the result of four loans totaling $275,000 that were reclassed from the Commercial and Industrial portfolio to the Agricultural portfolio during the year ended December 31, 2024 and an increase of $15,000 in utilization of existing agricultural lines of credit, offset with regular principal payments and other typical fluctuations in the Agricultural portfolio. During the year ended December 31, 2024, there was two new agricultural loans originated with an aggregate balance of $59,000 and one agricultural loan paid off with a balance of $46,000. The Commercial and Industrial portfolio increased $196,000 or 0.3% from $66,909,000 at December 31, 2023 to $67,105,000 at December 31, 2024. The increase was attributable to $8,363,000 in new loan originations, which were offset by a decrease of $5,484,000 in utilization of existing commercial and industrial lines of credit and loan payoffs of $3,292,000, as well as regular principal payments and other typical amortization in the Commercial and Industrial portfolio. The Consumer portfolio increased $635,000 or 10.9% from $5,824,000 at December 31, 2023 to $6,459,000 at

December 31, 2024. The increase is mainly attributable to new loan originations of $3,071,000 and an increase of $10,000 in utilization of existing consumer lines of credit, offset by loan payoffs of $1,078,000 and regular principal payments. The State and Political Subdivisions portfolio decreased $4,034,000 or 15.4% from $26,181,000 at December 31, 2023 to $22,147,000 at December 31, 2024. The decrease is mainly the result of regular principal payments on state and political subdivisions loans and a $1,825,000 payoff on one state and political loan, which were offset by an increase in the balance of an existing state and political subdivision line of credit resulting from draws of $950,000 completed during the year ended December 31, 2024.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $919,729,000 or 97.1% of gross loans are graded Pass; $1,540,000 or 0.1% are graded Special Mention; $26,294,000 or 2.8% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 3 — Loans and Allowance for Credit Losses for risk grading tables.

Overall, non-pass grades increased to $27,834,000 at December 31, 2024, as compared to $24,092,000 at December 31, 2023. Real Estate non-pass grades increased $3,987,000 or 17.1% to $27,371,000 as of December 31, 2024 compared to $23,384,000 as of December 31, 2023. Commercial and Industrial non-pass grades decreased $193,000 or 29.7% to $457,000 as of December 31, 2024 compared to $650,000 as of December 31, 2023. Consumer non-pass grades decreased $52,000 or 89.7% to $6,000 as of December 31, 2024 compared to $58,000 as of December 31, 2023. There were no Agricultural or State and Political Subdivision non-pass grades as of December 31, 2024 or December 31, 2023.

The increase in Real Estate non-pass grades from December 31, 2023 to December 31, 2024 is mainly the result of the downgrade of a loan to the owner of a commercial property which carried a balance of $4,529,000 at December 31, 2024. The loan was downgraded to substandard status during the fourth quarter of 2024 due to the loss of a large tenant.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

The classes of the Corporation’s loan portfolio net of unearned discount and net deferred loan fees and costs are summarized in Table 9.

Table 9 — Loans

(Dollars in thousands)	December 31,	December 31,
	2024	2023
Real Estate	$851,801	$811,493
Agricultural	939	671
Commercial and Industrial	67,105	66,909
Consumer	6,459	5,824
State and Political Subdivisions	22,147	26,181
Total Loans	$948,451	$911,078

The Corporation’s maturity and interest rate sensitivity information related to the loan portfolio is summarized in Table 10.

Table 10 — Loan Maturity and Interest Sensitivity

Loans by Maturity
	December 31, 2024
(Dollars in thousands)	One Year	After One Year	After
	and Less	Through Five Years	Five Years	Total
Real Estate	$46,432	$62,714	$742,655	$851,801
Agricultural	674	105	160	939
Commercial and Industrial	23,278	20,496	23,331	67,105
Consumer	1,750	4,396	313	6,459
State and Political Subdivisions	8	2,820	19,319	22,147
Total	$72,142	$90,531	$785,778	$948,451

The above data represents the amount of loans receivable at December 31, 2024 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loans by Repricing
	December 31, 2024
(Dollars in thousands)	One Year	After One Year	After
	and Less	Through Five Years	Five Years	Total
Real Estate	$165,120	$528,359	$158,322	$851,801
Agricultural	674	105	160	939
Commercial and Industrial	25,483	35,880	5,742	67,105
Consumer	1,750	4,406	303	6,459
State and Political Subdivisions	8	7,824	14,315	22,147
Total	$193,035	$576,574	$178,842	$948,451

Loans with a fixed interest rate	$19,266	$49,731	$165,442	$234,439
Loans with a variable interest rate	173,769	526,843	13,400	714,012
Total	$193,035	$576,574	$178,842	$948,451

The above data represents the amount of loans receivable at December 31, 2024 which are due or have the opportunity to reprice in the periods indicated, based on remaining scheduled repayments of principal for fixed rate loans or date of next repricing opportunity for variable rate loans. The fixed and variable portions of the amounts of loans receivable due or repricing in the periods indicated are also summarized above.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2024, the allowance for credit losses was $7,672,000 as compared to $6,925,000 as of December 31, 2023. The allowance for credit losses is established through a provision for credit losses charged to expenses. Loans are charged against the allowance for possible credit losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for credit losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, that might be incurred in the future. On a quarterly basis, management evaluates the qualitative factors utilized in the calculation of the Corporation’s allowance for credit losses and various adjustments are made to these factors as deemed necessary at the time of evaluation. During the first quarter of 2024, qualitative factors related to delinquency trends were decreased by eight basis points related to loans (a) secured by first liens, (b) secured by owner-occupied, non-farm, non-residential properties, and (c) other revolving credit plans. Qualitative factors related to volume trends were increased by eight basis points related to loans secured by junior liens and decreased by eight basis points related to other revolving credit plans. Qualitative factors related to collateral values were also increased by four basis points related to commercial and industrial loans during the first quarter of 2024. During the second quarter of 2024, qualitative factors related to delinquency trends were increased by four basis points related to (a) loans secured by first liens and (b) loans secured by owner occupied, non-farm, non-residential properties, as well as increased by sixteen basis points related to (c) loans secured by other non-farm, non-residential properties. Qualitative factors related to volume trends were also decreased by four basis points related to (a) other revolving credit plans and (b) automobile loans during the second quarter of 2024. During the third quarter of 2024, qualitative factors related to delinquency trends were increased by four basis points related to (a) revolving open-end loans and (b) other revolving credit plans and increased by eight basis points related to (c) automobile loans. Qualitative factors related to delinquency trends were decreased by four basis points related to (a) loans secured by multifamily residential properties, (b) loans for agricultural production and other loans to farmers, (c) commercial and industrial loans, and (d) other consumer loans. Qualitative factors related to volume trends decreased by four basis points related to (a) loans secured by farmland, (b) loans secured by other non-farm, non-residential properties, (e) other revolving credit plans, and (f) automobile loans. During the fourth quarter of 2024, qualitative factors related to delinquency trends were decreased by eight basis points related to (a) construction land development and other land loans, (b) residential construction loans, (c) loans for agribusiness farmland, or secured by farmland, and (d) loans secured by other non-farm, non-residential properties. Qualitative factors related to delinquency trends were decreased by four basis points related to (a) revolving open-end loans, (b) loans for agricultural production and other loans to farmers, (c) commercial and industrial loans, (d) other revolving credit plans, (e) automobile loans, and (f) obligation of state and political subdivisions. Qualitative factors related to delinquency trends were increased by four basis points related to loan’s secured by multifamily residential properties. Qualitative factors related to loan volume trends increased by twelve basis points related to (a) loans for agribusiness, farmland, or secured by farmland, (b) loans secured by other non-farm, non-residential properties, and (c) automobile loans. Qualitative factors decreased by eight basis points related to loan volume trends related to (a) other revolving credit plans.

Table 11 contains an analysis of the allowance for credit losses indicating charge-offs and recoveries by year. In 2024 and 2023, net charge-offs as a percentage of average loans amounted to 0.097% and 0.001% respectively. Net charge-offs amounted to $893,000 in 2024 and $13,000 in 2023. Net charge-offs were higher in 2024 than in 2023, mainly due to $741,000 in aggregate charge-offs completed on four loans to a plastic processing company focusing on non-post-consumer recycling that were completed during the third quarter of 2024, as the business ceased operations as a result of financial difficulties. During the fourth quarter of 2024, a charge-off of $67,000 was also completed on an owner-occupied, non-farm, non-residential loan to a non-profit civic organization, as the non-profit no longer uses the property, along with a charge-off of $41,000 on a loan to an individual borrower secured by 1-4 family residential real estate.

For the year ended December 31, 2024, the provision for credit losses resulted in a balance of $1,640,000, as compared to a credit balance of $217,000 for the year ended December 31, 2023. The net effect of the provision and net charge-offs resulted in the year-end allowance for credit losses of $7,672,000 of which 94.04% was attributed to the Real Estate component, 0.03% was attributed to the Agricultural component, 4.08% was attributed to the Commercial and Industrial component, 1.28% was attributed to the Consumer component, and 0.57% was attributed to the State and Political Subdivisions component (refer to the activity in Note 3 — Loans and Allowance for Credit Losses on page 77.) The Corporation determined that the provision for credit losses made during 2024 was sufficient to maintain the allowance for credit losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2024.

Table 11

Analysis of Allowance for Credit Losses

(Dollars in thousands)
	December 31,	December 31,
As of and for the year ended:	2024	2023
Balance at prior year-end	$6,925	$8,274
CECL adoption adjustment	—	(1,119)
Beginning balance	6,925	7,155

Charge-offs:
Real Estate	345	—
Agricultural	—	—
Commercial and Industrial	524	—
Consumer	69	57
State and Political Subdivisions	—	—
	938	57
Recoveries:
Real Estate	21	37
Agricultural	—	—
Commercial and Industrial	19	2
Consumer	5	5
State and Political Subdivisions	—	—
	45	44

Net charge-offs	893	13
Provision (credit) charged to operations	1,640	(217)
Balance at end of period	$7,672	$6,925

Ratio of net charge-offs during the period to average loans outstanding during the period	0.097%	0.001%
Allowance for credit losses to average loans outstanding during the period	0.832%	0.793%

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

With the Bank’s manageable level of net charge-offs and recoveries along with additions to the reserve from the provision out of operations, the allowance for credit losses as a percentage of average loans amounted to 0.832% in 2024 and 0.793% in 2023.

Table 12 sets forth the allocation of the Corporation’s allowance for credit losses by loan category and the percentage of loans in each category to the total allowance for credit losses at the dates indicated. The portion of the allowance for credit losses allocated to each loan category does not represent the total available for future losses that may occur within the loan category, since the total credit loss allowance is a valuation reserve applicable to the entire loan portfolio.

Table 12

Allocation of Allowance for Credit Losses

(Dollars in thousands)	December 31, 2024	%*	December 31, 2023	%*
Real Estate	$7,215	94.04	$6,539	94.42
Agricultural	2	0.03	1	0.01
Commercial and Industrial	313	4.08	265	3.83
Consumer	98	1.28	78	1.13
State and Political Subdivisions	44	0.57	42	0.61
	$7,672	100.0	$6,925	100.0

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

Total non-performing assets amounted to $4,970,000 as of December 31, 2024, as compared to $5,681,000 as of December 31, 2023. The economic growth for the fourth quarter of 2024 was higher than expected. Consumer spending remains at high levels. The inflation rate rose in December to 2.9%, above the Federal Reserve Board’s desired rate of 2.0%. Business sentiment saw a slight rise as rates were lowered during the fourth quarter. Many economists and influential thinkers still believe that the economy is moving forward in spite of certain forecasts and predictors. The concern of a recession, however, has lessened. Inflation was receding, although it has seen a slight but steady rise in the last few months. This has the Federal Reserve looking very cautiously at their next move. This will all depend on which direction the inflation rate trends and the unemployment landscape. The war between Ukraine and Russia continues to deeply pierce the landscape of the world. The heightened conflict with Israel and Palestine has caused much hostility throughout the world. The continuing dispute over whether to continue US support of Ukraine and Israel in ongoing efforts has been a strain on the economy. Values of new and used homes and automobiles have remained high. Although there would seem to be a dynamic shift in the automobile industry where inventories are increasing and sales are slowing, this may lead to a reduced profit margin. Higher interest rates have added to the curtailed borrowing. Consumer savings is dwindling, and credit balances are growing. Supply chains are back up and running efficiently in many areas. Labor continues to remain costly and unpredictable. These forces have had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring all segments of its loan portfolio because of the current economic environment. Non-accrual loans totaled $4,214,000 as of December 31, 2024 as compared to $4,616,000 as of December 31, 2023. There were no foreclosed assets held for resale as of December 31, 2024 or December 31, 2023. There were six loans past-due 90 days or more and still accruing interest as of December 31, 2024 which carried an aggregate balance of $756,000, compared to December 31, 2023 when there were five loans past-due 90 days or more and still accruing interest totaling $1,065,000. The loans past-due 90 days or more and still accruing interest as of December 31, 2024 consisted of four loans secured by commercial real estate and two loans secured by residential real estate, all of which were well secured and in the process of collection.

Non-performing assets to total loans was 0.52% for December 31, 2024 and 0.62% for December 31, 2023. Non-performing assets to total assets was 0.35% for December 31, 2024 and 0.40% for December 31, 2023. The

allowance for credit losses to total non-performing assets was 154.37% as of December 31, 2024 as compared to 121.90% as of December 31, 2023. Additional detail can be found in Table 13 – Non-Performing Assets and Individually Evaluated and the Non-Performing Assets table in Note 3 — Loans and Allowance for Credit Losses. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts and engages an annual external loan review.

Performing substandard loans, which have not been designated for individual evaluation to determine expected credit losses, have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not designated for individual evaluation amounted to $22,080,000 at December 31, 2024 and $19,418,000 at December 31, 2023.

Individually evaluated loans were $4,523,000 at December 31, 2024, compared to $4,925,000 at December 31, 2023. The largest individually evaluated loan relationship at December 31, 2024 consisted of a non-performing loan to a student housing holding company which is secured by commercial real estate. At December 31, 2024, the loan carried a balance of $1,603,000, net of $1,989,000 that had been charged off to date. The second largest individually evaluated loan relationship at December 31, 2024 consisted two non-performing loans granted to an individual for the purpose of renovating a multi-use property slated to be converted into apartments and a retail storefront. Both loans are secured by commercial real estate and carried an aggregate balance of $1,441,000 at December 31, 2024. The third largest individually evaluated loan relationship at December 31, 2024 consisted of a non-performing loan to the owner of a golf course and catering venue which is secured by commercial real estate. At December 31, 2024, the loan carried a balance of $582,000.

The Corporation determines the need for individual evaluation of loans based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $4,523,000 in individually evaluated loans at December 31, 2024, none were located outside the Corporation’s primary market area.

The outstanding recorded investment of modified loans to borrowers experiencing financial difficulty as of December 31, 2024 amounted to $10,193,000, with $10,019,000 classified in the Real Estate portfolio and $174,000 classified in the Commercial and Industrial portfolio. There were no loan modifications completed with respect to borrowers experiencing financial difficulty during the year ended December 31, 2023. The loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2024 consisted of term modifications on two loans which allowed an extension of the maturity date for each respective loan, one payment modification which allowed a period of interest only payments on one loan, and one loan experienced the release of a piece of collateral securing the loan.

There were no unfunded commitments related to modified loans to borrowers experiencing financial difficulty and all modified loans to borrowers experiencing financial difficulty were in compliance with restructure terms as of December 31, 2024. Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding December 31, 2024, two loans experienced payment defaults during the year ended December 31, 2024. One loan carrying a post modification recorded investment of $9,455,000 experienced a payment default during the first quarter of 2024 and a loan carrying a post modification recorded investment of $120,000 experienced a payment default during the fourth quarter of 2024. Both loans were paid current as of December 31, 2024.

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

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2025. Excluding the assets disclosed in Table 13 – Non-Performing Assets and Individually Evaluated Loans and the Non-Performing Assets table in Note 3 — Loans and Allowance for Credit Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

The economic climate remains unstable. The war between Ukraine and Russia continues on into its third year and the Israeli conflict in the Gaza strip has intensified and incited worldwide hostilities. Inflationary pressures remain elevated and have seen an uptick in the last few months. This continues to create much debate and concern regarding the appropriate steps to be taken to overcome the effects of monetary policy adjustments that have been and will be made to affect the change. Intense political turmoil, commodity prices remaining high, gas prices fluctuating widely from week to week, small businesses closing, larger corporations cutting jobs, unprecedented weather conditions seen around the world, and the uncertainty of where the Federal Reserve may go from here in regard to rates have exacerbated the difficulties in the national and state economy. Experts at all levels continue to ascertain the intermediate or long-term effects of such issues. The Corporation may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of individually evaluated loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Corporation’s allowance for credit losses could be required. The extent of the impact of these stressors on the Corporation’s operational and financial performance will depend on certain developments including reactions to inflationary controls enacted, the labor force, the longevity of the wars, the ongoing political landscape, and the looming worldwide discord, and any after-effects of these factors. These factors may not immediately impact the Corporation’s operational and financial performance, as the effects of these factors may lag into the future. The Corporation is also susceptible to the impact of economic and fiscal policy factors that may evolve in the current economic environment.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2024 and 2023 management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 13

Non-Performing Assets and Individually Evaluated Loans

(Dollars in thousands)	December 31,	December 31,
	2024	2023
Non-performing assets
Non-accrual loans	$4,214	$4,616
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	756	1,065
Total non-performing assets	$4,970	$5,681

Individually evaluated loans
Non-accrual loans	$4,214	$4,616
Other Individually Evaluated loans	309	309
Total individually evaluated loans	4,523	4,925
Allocated allowance for credit losses	—	—
Net investment in individually evaluated loans	$4,523	$4,925

Individually evaluated loans with a valuation allowance	$—	$—
Individually evaluated loans without a valuation allowance	4,523	4,925
Total individually evaluated loans	$4,523	$4,925

Allocated valuation allowance as a percent of individually evaluated loans	—%	—%
Individually evaluated loans to total loans	0.48%	0.54%
Non-performing assets to total loans	0.52%	0.62%
Non-performing assets to total assets	0.35%	0.40%
Allowance for credit losses to individually evaluated loans	169.62%	140.61%
Allowance for credit losses to total non-performing assets	154.37%	121.90%

Real estate mortgages comprised 89.8% of the loan portfolio as of December 31, 2024 and 89.1% as of December 31 2023, respectively. Real estate mortgages consist of both loans secured by residential and commercial real estate. The Real Estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential component of the Real Estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated in the Corporation’s market area and are subject to risks associated with the local economy. The loans secured by commercial real estate typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its individually evaluated loans continues to be mitigated by collateral positions on these loans. The allocated allowance for credit losses associated with individually evaluated loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation, and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Deposits increased by $65,441,000, or 6.7% for the year ending December 31, 2024 as compared to December 31, 2023. The increase in deposits in 2024 can be attributed to increases in non-interest bearing demand accounts, interest bearing demand accounts and time deposits, while savings accounts decreased. The decrease in savings deposits in 2024 can be attributed to many customers moving money into higher rate CD offerings.

The following schedule reflects the remaining maturities of time deposits and other time open deposits of $100,000 or more at December 31, 2024.

(Dollars in thousands)	Time	Other Time Open
	Deposits	Deposits
	≥$100,000	≥$100,000
Less than or equal to 3 months	$38,526	$855
Over 3 months through 6 months	38,007	—
Over 6 months through 12 months	40,187	—
Over 12 months	8,973	—
	$125,693	$855

Total borrowings were $240,426,000 as of December 31, 2024, compared to $275,468,000 at December 31, 2023. During 2024, long-term borrowings decreased to $106,000,000 from $122,000,000. The decrease in long-term borrowings in 2024 was mainly the result of increased deposits in 2024.

Short-term debt decreased from $153,468,000 in 2023 to $134,426,000 as of December 31, 2024. The decrease was mainly the result of increased deposits in 2024. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window and short-term borrowings from FHLB. Short-term borrowings from FHLB are commonly used to offset balance sheet fluctuations.

In connection with FHLB borrowings, Federal Discount Window, and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

The following table shows information about the Corporation’s short-term borrowings as of December 31, 2024 and 2023.

Table 14 — Short-Term Borrowings

(Dollars in thousands)

	2024
			Maximum
	Period End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$—	$1	$—	6.56%
Securities sold under agreements to repurchase	32,932	29,626	32,932	4.34%
Federal Discount Window	—	806	4,920	5.46%
Federal Home Loan Bank	101,494	128,795	150,000	5.60%
	$134,426	$159,228	$187,852	5.37%

(Dollars in thousands)

	2023
			Maximum
	Period End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$—	$—	$—	6.57%
Securities sold under agreements to repurchase	19,708	19,131	22,013	3.28%
Federal Discount Window	1	25	875	4.99%
Federal Home Loan Bank	133,759	154,600	175,476	5.45%
	$153,468	$173,756	$198,364	5.21%

The rapid increase in interest rates throughout 2022 and 2023 created a significant earnings challenge for the industry. As liability costs outpaced asset yield growth, negative earnings was a plausible scenario shown in many models if no action was taken. Due to the stress this placed on the Corporation, an action plan strategy was put into effect in 2023 that included disciplined loan pricing, fair value and interest rate swaps/hedges and a leverage of the balance sheet consisting of securities and brokered CD purchases and long-term borrowings. This action plan strategy was the key part of the Corporation’s decision to utilize targeted long-term borrowings over high-rate short-term borrowings and the decision to take on more brokered CDs in 2023. As a continuation of this strategy, in 2024, the Corporation purchased additional brokered CDs and entered into an additional hedge agreement against a specified pool of the Bank’s loans.

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on debt securities available-for-sale and derivatives, net of taxes, referred to as accumulated other comprehensive (loss) income, may increase or decrease total equity capital. The total net decrease in capital was $14,833,000 in 2024 after an increase of $1,229,000 in 2023. The decrease in equity capital in 2024 was due to the impairment of Goodwill amounting to $19,133,000 offset by issuance of new shares through the Corporation’s Dividend Reinvestment Program (“DRIP”) amounting to $1,264,000 and an improvement in accumulated other comprehensive (loss) income amounting to $4,015,000.

The Corporation had 231,611 shares of common stock as of December 31, 2024 and December 31, 2023, at a cost of $5,709,000, as treasury stock, authorized and issued but not outstanding.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was (12.04)% for 2024 and 4.55% for 2023.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 15 reflects risk-based capital ratios and the leverage ratio for the Bank. The Bank’s leverage ratio was 10.24% at December 31, 2024 and 10.38% December 31, 2023.

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

Table 15 — Capital Ratios

At December 31, 2024, the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of December 31, 2024 and December 31, 2023:

			Minimum Capital
	December 31,	December 31,	Adequacy with
	2024	2023	Capital Buffer
Tier 1 leverage ratio (to average assets)	10.24%	10.38%	4.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	14.92%	14.94%	7.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	14.92%	14.94%	8.50%
Total risk-based capital ratio	15.69%	15.68%	10.50%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of December 31, 2024, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At December 31, 2024, the Corporation had $521,112,000 in available borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $16,733,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $32,932,000 at December 31, 2024.

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

Net cash flows provided by operating activities were $8,168,000 and $5,905,000 as of December 31, 2024 and December 31, 2023, respectively. Net loss amounted to $13,203,000 for the year ended December 31, 2024 compared to net income of $5,560,000 for the year ended December 31, 2023. The provision for credit losses resulted in a balance of $1,640,000 for the year ended December 31, 2024 compared to a credit balance of $217,000 for the year ended December 31, 2023. Goodwill impairment amounted to $19,133,000 at December 31, 2024 and $0 at December 31, 2023. During the years ended December 31, 2024 and 2023, net premium amortization on securities amounted to $273,000 and $1,519,000, respectively. Net gains on sales of mortgage loans were $80,000 for the year ended December

31, 2024, compared to $65,000 for the year ended December 31, 2023. Originations of mortgage loans originated for resale exceeded proceeds (including gains) from sales of mortgage loans originated for resale by $446,000 and $77,000 for the years ended December 31, 2024 and 2023, respectively. Net securities gains were $105,000 for the year ended December 31, 2024, compared to net securities losses of $118,000 for the year ended December 31, 2023. Accrued interest receivable decreased by $208,000 during the year ended December 31, 2024 and increased by $810,000 during the year ended December 31, 2023. Accrued interest payable decreased by $671,000 during the year ended December 31, 2024 and increased by $2,260,000 during the year ended December 31, 2023. Other assets increased by $812,000 during the year ended December 31, 2024 and decreased by $661,000 during the year ended December 31, 2023. Other liabilities decreased by $20,000 and $5,429,000 during the years ended December 31, 2024 and 2023, respectively. Amortization of investment in low-income housing partnerships amounted to $819,000 for the year ended December 31, 2024, compared to $231,000 for the year ended December 31, 2023.

Investing activities used cash of $33,158,000 and $76,833,000 during the years ended December 31, 2024 and 2023, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions, net against purchases) provided cash of $4,419,000 during the year ended December 31, 2024 and used cash of $16,533,000 during the year ended December 31, 2023. Net change in restricted investment in bank stocks provided cash of $1,901,000 during the year ended December 31, 2024 and used cash of $3,749,000 during the year ended December 31, 2023. Net cash used to originate loans amounted to $37,740,000 and $52,480,000 during the years ended December 31, 2024 and 2023, respectively. Purchase of premises and equipment used cash of $1,728,000 and $1,656,000 during the years ended December 31, 2024 and 2023, respectively. Purchase of investment in real estate ventures used cash of $10,000 and $2,415,000 during the years ended December 31, 2024 and 2023, respectively.

Financing activities provided cash of $25,231,000 and $77,203,000 during the years ended December 31, 2024 and 2023, respectively. Deposits increased by $65,441,000 during the year ended December 31, 2024 and decreased by $13,060,000 during the year ended December 31, 2023. Short-term borrowings decreased by $19,042,000 during the year ended December 31, 2024 and increased by $50,000 during the year ended December 31, 2023. Proceeds from long-term borrowings amounted to $4,000,000 for the year ended December 31, 2024, compared to $100,000,000 for the year ended December 31, 2023. Repayment of long-term borrowings used cash of $20,000,000 during the year ended December 31, 2024 and $3,000,000 during the year ended December 31, 2023. Dividends paid amounted to $5,168,000 for the year ended December 31, 2024, compared to $6,780,000 for the year ended December 31, 2023.

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

Table 16 represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2024.

Table 16 — Contractual Obligations

(Dollars in thousands)

	Less than	1 - 3	4 -5	Over
December 31, 2024	1 Year	Years	Years	5 Years	Total
Time deposits	$245,238	$96,990	$20,390	$5,500	$368,118
Securities sold under agreement to repurchase	32,932	—	—	—	32,932
Short-term borrowings	101,494	—	—	—	101,494
Long-term borrowings	—	64,000	42,000	—	106,000
Subordinated debentures	—	—	—	25,000	25,000
Operating lease obligations	175	294	314	2,160	2,943
	$379,839	$161,284	$62,704	$32,660	$636,487

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2024, the Corporation had outstanding unfunded commitments to extend credit of $111,793,000 and outstanding standby letters of credit of $8,195,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 15 — Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 17 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2024. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 17 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2024 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at December 31, 2024.

Table 17 — Interest Rate Sensitivity Analysis

(Dollars in thousands)

	December 31, 2024
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total
Assets	$192,688	$617,807	$565,885	$52,203	$1,428,583

Liabilities/Stockholders’ Equity	$594,040	$245,651	$446,413	$142,479	$1,428,583

Interest Rate Sensitivity Gap	$(401,352)	$372,156	$119,472	$(90,276)

Cumulative Gap	$(401,352)	$(29,196)	$90,276	$—

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

Table 18 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various immediate shock increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 2.58%, 4.82% and 6.69% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 0.77% in the 100 basis point decreasing rate scenario presented and decrease 1.44% and 3.26% in the 200 and 300 basis point decreasing rate scenarios presented, respectively. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current interest rate environment with federal funds trading in the 425-450 basis point range and many deposit accounts still lagging at markedly lower rates. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the years ended December 31, 2024 and 2023, the cost of interest-bearing liabilities averaged 3.56% and 2.85%, respectively, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 5.30% and 4.64%, respectively.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At December 31, 2024, net present value is projected to decrease 1.12%, 4.56%, and 9.35% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. Additionally, the 100, 200 and 300 basis point immediate decreases in rates are estimated to affect net present value with a decrease of 0.99%, 7.09% and 20.34%, respectively. All scenarios presented are within the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Table 18 — Effect of Change in Interest Rates

December 31, 2024:	Projected Change
Effect on Net Interest Income
1-Year Net Interest Income Simulation Projection
+300 bp Shock vs. Stable Rate	(6.69)%
+200 bp Shock vs. Stable Rate	(4.82)%
+100 bp Shock vs. Stable Rate	(2.58)%
Flat rate
‒100 bp Shock vs. Stable Rate	0.77%
‒200 bp Shock vs. Stable Rate	(1.44)%
‒300 bp Shock vs. Stable Rate	(3.26)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(9.35)%
+200 bp Shock vs. Stable Rate	(4.56)%
+100 bp Shock vs. Stable Rate	(1.12)%
Flat rate
‒100 bp Shock vs. Stable Rate	(0.99)%
‒200 bp Shock vs. Stable Rate	(7.09)%
‒300 bp Shock vs. Stable Rate	(20.34)%

Table 19 shows the quarterly results of operations for the Corporation for the years ended December 31, 2024 and 2023:

Table 19 — Quarterly Results of Operations (Unaudited)

(Dollars in thousands, except per share data)
	Three Months Ended
2024	March 31	June 30	September 30	December 31
Interest income	$16,946	$17,593	$18,242	$18,641
Interest expense	9,471	9,592	10,088	9,992
Net interest income	7,475	8,001	8,154	8,649
Provision for credit losses	264	510	718	148
Non-interest income	1,344	1,621	1,860	1,872
Non-interest expense	27,145	7,666	7,820	7,953
(Loss) Income before income tax (benefit) expense	(18,590)	1,446	1,476	2,420
Income tax (benefit) expense	(213)	66	(31)	133
Net (loss) income	$(18,377)	$1,380	$1,507	$2,287

Basic and diluted (losses) earnings per share	$(3.00)	$0.23	$0.25	$0.38

(Dollars in thousands, except per share data)
	Three Months Ended
2023	March 31	June 30	September 30	December 31
Interest income	$13,307	$13,651	$14,237	$15,793
Interest expense	5,503	6,543	7,353	8,473
Net interest income	7,804	7,108	6,884	7,320
Provision (credit) for credit losses	—	34	(370)	119
Non-interest income	1,452	1,539	1,476	1,689
Non-interest expense	7,753	7,157	7,420	6,915
Income before income tax expense	1,503	1,456	1,310	1,975
Income tax expense	146	317	27	194
Net income	$1,357	$1,139	$1,283	$1,781

Basic and diluted earnings per share	$0.22	$0.19	$0.21	$0.29

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

Goodwill. Goodwill represents the excess purchase consideration over the fair value of net assets acquired in connection with acquisitions. Goodwill is not amortized but is periodically evaluated for impairment. Impairment testing is performed using either a qualitative or quantitative approach. The Corporation has selected December 31 as the date to perform the annual goodwill impairment test. Additionally, a goodwill impairment evaluation is performed on an interim basis when events or circumstances indicate impairment potentially exists. Based on an interim goodwill impairment test completed during the first quarter of 2024 for which a decrease in the Corporation’s stock price was a triggering event, it was determined, more likely than not, that the fair value of the Corporation’s goodwill was less than it’s carrying value. Based on the results of the impairment test, the Corporation recorded a full goodwill impairment charge of $19,133,000 effective March 31, 2024.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Keystone Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary (“Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

We draw attention to Note 1 of the financial statements, which discusses the full impairment of goodwill which occurred during the quarter ended March 31, 2024. Our opinion is not modified in respect of this matter.

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

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the appropriateness of management’s methodology for estimating the ACL on loans.
●	Testing of the completeness and accuracy of data used by management in determining qualitative factor adjustments.
●	Evaluating the reasonableness of management’s judgments related to the qualitative loss factors to determine if the loss factors are calculated in accordance with management’s policies and were consistently applied from the point of adoption to year end.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2018.

Iselin, New Jersey

March 25, 2025

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)	December 31,
	2024	2023
ASSETS
Cash and due from banks	$9,933	$9,462
Interest-bearing deposits in other banks	7,321	7,551
Total cash and cash equivalents	17,254	17,013
Debt securities available-for-sale, at fair value	390,288	392,968
Marketable equity securities, at fair value	1,587	1,482
Restricted investment in bank stocks, at cost	8,984	10,885

Loans	947,714	910,864
Loans held for sale	737	214
Allowance for credit losses	(7,672)	(6,925)
Net loans	940,779	904,153
Premises and equipment, net	20,272	19,611
Operating lease right-of-use assets	1,400	1,472
Accrued interest receivable	4,993	5,201
Cash surrender value of bank owned life insurance	26,679	26,010
Investments in low-income housing partnerships	5,152	5,961
Goodwill	—	19,133
Deferred income taxes	7,725	8,695
Other assets	3,470	3,286
TOTAL ASSETS	$1,428,583	$1,415,870

LIABILITIES
Deposits:
Non-interest bearing	$203,583	$198,569
Interest bearing	842,297	781,870
Total deposits	1,045,880	980,439
Short-term borrowings	134,426	153,468
Long-term borrowings	106,000	122,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	1,920	1,976
Accrued interest payable	2,152	2,823
Other liabilities	6,423	8,549
TOTAL LIABILITIES	1,321,801	1,294,255

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of December 31, 2024 and December 31, 2023; issued 0 as of December 31, 2024 and December 31, 2023	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of December 31, 2024 and December 31, 2023; issued 6,450,392 as of December 31, 2024 and 6,352,665 as of December 31, 2023; outstanding 6,218,781 as of December 31, 2024 and 6,121,054 as of December 31, 2023	12,901	12,705
Surplus	45,072	44,004
Retained earnings	80,148	100,260
Accumulated other comprehensive loss	(25,630)	(29,645)
Treasury stock, at cost, 231,611 shares as of December 31, 2024 and December 31, 2023	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	106,782	121,615
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,428,583	$1,415,870

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
	Years Ended December 31,
	2024	2023

INTEREST INCOME
Interest and fees on loans	$51,187	$42,747
Interest and dividend income on securities:
Taxable	17,743	12,311
Tax-exempt	1,074	1,166
Dividends	57	56
Dividend income on restricted investment in bank stocks	928	669
Interest on interest-bearing deposits in other banks	433	39
Total interest income	71,422	56,988
INTEREST EXPENSE
Interest on deposits	25,276	17,108
Interest on short-term borrowings	7,720	8,774
Interest on long-term borrowings	5,053	896
Interest on subordinated debt	1,094	1,094
Total interest expense	39,143	27,872
Net interest income	32,279	29,116
Provision (credit) for credit losses	1,640	(217)
Net interest income after provision for credit losses	30,639	29,333
NON-INTEREST INCOME
Trust department	1,051	931
Service charges and fees	2,247	2,205
Increase in cash surrender value of life insurance	669	621
ATM fees and debit card income	2,228	2,195
Net gains on sales of mortgage loans	80	65
Net securities gains (losses)	105	(118)
Other	317	257
Total non-interest income	6,697	6,156
NON-INTEREST EXPENSE
Salaries and employee benefits	17,228	16,055
Occupancy, net	2,191	2,119
Furniture and equipment expense	676	637
Computer expense	1,478	1,571
Professional services	1,617	1,440
Pennsylvania shares tax	1,070	861
FDIC insurance, net	1,097	703
ATM and debit card fees	1,003	1,146
Data processing fees	1,022	1,304
Advertising	560	528
Goodwill impairment	19,133	—
Other	3,509	2,881
Total non-interest expense	50,584	29,245
(Loss) Income before income tax (benefit) expense	(13,248)	6,244
Income tax (benefit) expense	(45)	684
NET (LOSS) INCOME	$(13,203)	$5,560
PER SHARE DATA
Net (loss) income per share:
Basic	$(2.14)	$0.91
Diluted	(2.14)	0.91
Dividends per share	1.12	1.12

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)	Year Ended
	December 31,
	2024	2023

Net (loss) income	$(13,203)	$5,560

Other comprehensive income (loss):
Unrealized net holding gains on debt securities available-for-sale arising during the period, net of income taxes of $423 and $947, respectively	1,589	3,563

Less reclassification adjustment for net gains included in net income, net of income taxes of $0 and $(21), respectively (a) (b)	—	(78)

Fair value adjustment on derivatives, net of income taxes of $(612) and $(950), respectively	2,426	(3,572)

Total other comprehensive income (loss)	4,015	(87)

Total comprehensive (loss) income	$(9,188)	$5,473
(a)	Gross amounts are included in net securities (losses) gains on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense on the consolidated statements of income.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2023	6,250,763	$12,502	$42,439	$100,712	$(29,558)	$(5,709)	$120,386

Cumulative effect of adoption of ASU No. 2016-13				768			768
Net income				5,560			5,560
Other comprehensive loss, net of taxes					(87)		(87)
Issuance of common stock under dividend reinvestment plan	101,902	203	1,565				1,768
Dividends - $1.12 per share				(6,780)			(6,780)
Balance at December 31, 2023	6,352,665	12,705	44,004	100,260	(29,645)	(5,709)	121,615

Net income				(13,203)			(13,203)
Other comprehensive income, net of taxes					4,015		4,015
Issuance of common stock under dividend reinvestment plan	97,727	196	1,068				1,264
Dividends - $1.12 per share				(6,909)			(6,909)
Balance at December 31, 2024	6,450,392	$12,901	$45,072	$80,148	$(25,630)	$(5,709)	$106,782

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,203)	$5,560
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for credit losses on loans	1,640	(217)
Credit for credit losses on unfunded commitments	(64)	(49)
Goodwill impairment	19,133	—
Depreciation and amortization	946	798
Net premium amortization on securities	273	1,519
Deferred income tax (benefit) expense	(59)	253
Common stock issued	1,264	1,754
Net gains on sales of mortgage loans	(80)	(65)
Proceeds from sales of mortgage loans originated for sale	3,407	2,509
Originations of mortgage loans originated for sale	(3,853)	(2,586)
Net securities (gains) losses	(105)	118
Decrease (increase) in accrued interest receivable	208	(810)
Increase in cash surrender value of bank owned life insurance	(669)	(621)
Net losses on disposals of premises and equipment	14	19
(Increase) Decrease in other assets	(812)	661
Amortization of investment in low-income housing partnerships	819	231
(Decrease) increase in accrued interest payable	(671)	2,260
Decrease in other liabilities	(20)	(5,429)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,168	5,905
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities and debt securities available-for-sale	—	23,230
Proceeds from maturities and redemptions of debt securities available-for-sale	69,878	41,700
Purchases of debt securities available-for-sale	(65,459)	(81,463)
Net change in restricted investment in bank stocks	1,901	(3,749)
Net increase in loans	(37,740)	(52,480)
Purchase of premises and equipment	(1,728)	(1,656)
Purchase of investment in real estate venture	(10)	(2,415)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(33,158)	(76,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	65,441	(13,060)
Net (decrease) increase in short-term borrowings	(19,042)	50
Repayment of finance lease obligations	—	(7)
Proceeds from long-term borrowings	4,000	100,000
Repayment of long-term borrowings	(20,000)	(3,000)
Dividends paid	(5,168)	(6,780)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25,231	77,203

INCREASE IN CASH AND CASH EQUIVALENTS	241	6,275
CASH AND CASH EQUIVALENTS, BEGINNING	17,013	10,738
CASH AND CASH EQUIVALENTS, ENDING	$17,254	$17,013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$40,663	$25,612
Income taxes paid	(8)	318
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock subscription receivable	—	14
Right-of-use assets obtained in exchange for lease liabilities	33	33

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

Segments are components of a Company that have discrete financial information available and are regularly evaluated by a chief operating decision maker (CODM) to assess performance and decide how resources are allocated. Substantially all of the Corporation’s operations occur through the Bank and involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of its banking operation, which constitutes the Corporation’s only operating segment for financial reporting purposes. The Corporation’s one reportable segment is determined by our Chief Executive Officer, who is designated the CODM, based upon information provided about the Corporation’s products and services offered, primarily community banking operations. Our CODM manages business activities on a consolidated basis and uses consolidated net income, as reported on the consolidated financial statements of income, to evaluate financial performance, allocate resources, and monitor budget versus actuals. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The measure of segment assets is reported on the consolidated statement of financial condition as total assets at December 31, 2024 and 2023.

Significant Concentrations of Credit Risk

The majority of the Corporation’s activities involve customers located primarily in Columbia, Luzerne, Montour, Monroe, Northampton, and Lehigh counties in Pennsylvania. The types of securities in which the Corporation invests are presented in Note 2 – Securities. Credit risk as it relates to investment activities is moderated through the monitoring of ratings, geographic concentrations, etc. residing in the portfolio and the observance of minimum rating levels in the investment policy. Note 3 – Loans and Allowance for Credit Losses summarizes the types of lending in which the Corporation engages. The inherent risks associated with lending activities are mitigated by adhering to established underwriting practices and policies, as well as portfolio diversification and thorough monitoring of the loan portfolio. It is management’s opinion that the investment and loan portfolios were well balanced at December 31, 2024, to the extent necessary to avoid any significant concentrations of credit risk.

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

Material estimates that are particularly susceptible to significant changes include the determination of allowance for securities losses, the assessment of possible impairment of equity securities, the determination of the allowance for credit losses, the assessment of goodwill for possible impairment, fair value of financial instruments, the valuation of derivative instruments, and the valuation of deferred taxes.

Subsequent Events

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2024, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued. On February 25, 2025 the Board of Directors declared a dividend of $0.28 per share for the first quarter of 2025. The dividend is payable on March 31, 2025 to shareholders of record as of March 13, 2025.

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

Debt Securities

The Corporation classifies its debt securities as either “Held-to-Maturity” or “Available-for-Sale” at the time of purchase. Debt securities are accounted for on a trade date basis. Debt securities are classified as Held-to-Maturity when the Corporation has the ability and positive intent to hold the securities to maturity. Debt securities classified as Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity. At December 31, 2024 and 2023, all debt securities held were classified as Available-for-Sale.

Debt securities not classified as Held-to-Maturity are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as accumulated other comprehensive loss (AOCL) in the consolidated balance sheets and consolidated statements of changes in stockholders’ equity. Management’s decision to sell Available-for-Sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

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

Debt securities available-for-sale are required to be individually evaluated for impairment in accordance with ASC 326, Financial Instruments – Credit Losses. Management evaluates debt securities for impairment where there has been a decline in fair value below the amortized cost basis of a debt security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the debt security. The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the debt securities. All issues of U.S. Treasury and Agency-Backed debt securities have the full faith and credit backing of the United States Government or one of its agencies. All other debt securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value.

Equity Securities

In accordance with ASC 825-10, Financial Instruments - Overall, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. Equity securities without readily determinable fair values are recorded at cost less impairment, if any.

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

Fair Value of Financial Instruments

The techniques used to determine fair value are significantly affected by the assumptions used, including assumptions for interest rates, credit losses, prepayment speeds, and estimates of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, these values cannot be realized in immediate settlement of the instrument.

Current fair value guidelines clarify that if there has been a significant decrease in volume and level of activity for an asset or liability, the transaction may not be considered orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

The Corporation uses valuation methodologies to record fair value adjustments to certain assets and liabilities and to determine fair value disclosure under GAAP. Fair value estimates are calculated without attempting to estimate the value of anticipated future business and the value of certain assets and liabilities that are not considered financial.

Derivative Instruments and Hedging Activities

The Corporation manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. The Corporation’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Corporation’s known or expected cash receipts principally related to the Corporation’s assets and borrowings.

The Corporation has elected to use hedge accounting and records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Restricted Investment in Bank Stocks

The Corporation owns restricted stock investments in the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”). These investments do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB, ACBB or to another member institution. Therefore, these investments are carried at cost. At December 31, 2024, the Corporation held $8,949,000 in stock of FHLB and $35,000 in stock of ACBB. At December 31, 2023, the Corporation held $10,850,000 in stock of FHLB and $35,000 in stock of ACBB.

Management evaluates the restricted investment in bank stocks for impairment on a quarterly basis. Management’s determination of whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the cost of these investments rather than by recognizing temporary declines in value. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted investment in bank stocks; (i) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (ii) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the correspondent bank; and (iv) the liquidity position of the correspondent bank. Based on the analysis of these factors, management determined that no impairment charge was necessary related to the restricted investment in bank stocks during 2024 or 2023.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $737,000 and $214,000 at December 31, 2024 and 2023, respectively.

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

As an addition to the commercial loans receivable portfolio, the Corporation may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of December 31, 2024, the Corporation's balance of GGLs was $4,306,000, compared to $4,470,000 at December 31, 2023.

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

Allowance for Credit Losses - Loans

The allowance for credit losses (“ACL”) is an estimate of losses arising from borrowers’ inability to make loan payments as required, which is calculated via a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. The Corporation completed a one-time adjustment on January 1, 2023 to decrease the ACL at the adoption of ASU 2016-13, Financial Instruments – Credit Losses, through retained earnings, but all subsequent adjustments will be established through provisions for credit losses charged against income. Loans deemed to be uncollectible are charged against the ACL and subsequent recoveries, if any, are credited to the allowance.

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

Modeling of the ACL uses sophisticated statistical techniques to arrive at reasonable and supportable forecasts of expected losses. The Corporation has contracted with a third-party vendor to assist in developing models for the ACL related to the Corporation’s loan portfolio under ASU 2016-13. The Corporation has opted to utilize the Weighted Average Remaining Maturity (“WARM”) method to calculate the ACL which uses an average annual charge-off rate. This average annual charge-off rate contains loss content over several vintages and is used as a foundation for estimating the credit loss content for loans by segmented pools at the balance sheet date and is used to determine a historical charge-off rate. When estimating expected credit losses, the Corporation considers forward-looking information that is both reasonable, supportable, and relevant to assessing the collectability of cash flows. Reasonable and supportable forecasts may extend over the entire contractual term of a loan or a period shorter than the contractual term. Reasonable and supportable forecasts may vary by portfolio segment or individual forecast input. These forecasts may include data from internal sources, external sources, or a combination of both.

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

ASC Topic 326 introduces the concept of purchased credit deteriorated (“PCD”) assets. PCD assets are acquired financial assets that, at acquisition, have experienced more-than-insignificant deterioration in credit quality since origination, as determined by the Corporation’s assessment. The Corporation does not possess loans classified as purchased credit deterioration at this time. Should the Corporation purchase loans, these loans will be evaluated to determine if they are PCD.

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. Off-balance sheet credit exposures primarily include undrawn portions of revolving lines of credit and standby letters of credit. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of December 31, 2024 and December 31, 2023, the amount of the reserve for unfunded lending commitments was $102,000 and $166,000, respectively.

The Corporation made a policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Corporation’s consolidated balance sheets and totaled $2,575,000 and $2,476,000 as of December 31, 2024 and 2023, respectively. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

Mortgage Servicing Rights

The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation may retain the right to service these loans. The mortgage loans sold and serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $77,262,000 and $82,489,000 at December 31, 2024 and 2023, respectively. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of the sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The servicing asset is included in other assets in the consolidated balance sheets and amounted to $218,000 at December 31, 2024 and $265,000 at December 31, 2023. The amount of servicing income earned was $200,000 and $213,000 at December 31, 2024 and 2023, respectively. Amortization recognized in relation to mortgage servicing rights was $72,000 at both December 31, 2024 and 2023, respectively. Both income and amortization are included in service charges and fees on the consolidated statements of income. Gains or losses on sales of mortgage loans are recognized based on the differences between the selling price and the carrying value of the related mortgage loans sold.

Bank Owned Life Insurance

The cash surrender value of bank owned life insurance is carried as an asset, and changes in cash surrender value are recorded as non-interest income in the consolidated statements of income.

The Corporation entered into agreements to provide post-retirement benefits to two retired employees in the form of life insurance payable to the employee’s beneficiaries upon their death through endorsement split dollar life insurance arrangements. The Corporation’s accrued liabilities for this benefit agreement as of December 31, 2024 and 2023 which are included in other liabilities in the Corporation’s consolidated balance sheets were $63,000 and $62,000, respectively. The related expense for this benefit agreement amounted to $1,000 in 2024 and $9,000 in 2023. The expense recognized in 2024 and 2023 was the result of service costs associated with the benefit agreement.

Investments in Low-Income Housing Partnerships

The Corporation is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the cost method. Under the cost method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment over the period that the tax credits are allocated to the Corporation. The amount of tax credits allocated to the Corporation were $840,000 and $484,000 in 2024 and 2023, respectively, and the amortization of the investments in the limited partnerships were $819,000 and $231,000 in 2024 and 2023, respectively.

Goodwill

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Goodwill was evaluated for impairment at December 31, 2023, and it was determined that goodwill was not impaired. Due primarily to the decrease in the Company’s stock price during the first quarter of 2024 as a triggering event, management evaluated the need for an interim goodwill impairment analysis. The decrease prompted the Company to assess its goodwill utilizing a quantitative impairment test and determined, more likely than not, the fair value of the Company was less than the carrying amount as of March 31, 2024. Based on the results of the impairment test, the Company recorded a goodwill impairment charge of $19,133,000 effective March 31, 2024.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At December 31, 2024 and 2023, there were no potential dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Year Ended
	December 31,
	2024	2023
Net (loss) income	$(13,203)	$5,560
Weighted-average common shares outstanding	6,170	6,054
Basic and diluted (losses) earnings per share	$(2.14)	$0.91

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

Trust Assets and Revenues

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Assets held in trust were $120,857,000 and $109,064,000 at December 31, 2024 and 2023, respectively. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis (see Table 5 – Non-Interest Income for details).

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

Recent Accounting Standards Updates:

Adopted ASUs

In January of 2024, the Corporation adopted ASU No. 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures (Topic 280). This ASU requires disclosure of incremental segment information on an annual basis for all public entities, including entities with one reportable segment. Such incremental disclosures include information about significant segment expenses, how chief operating decision makers (CODM) measure a segment’s profit or loss, and qualitative information about how a CODM assesses segment performance. The Company adopted the provisions of the ASU effective January 1, 2024. As the Corporation has only one reportable segment (community banking segment), this ASU did not have a material effect on the Corporation’s consolidated financial statements.

Pending ASUs

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

Reclassifications

Certain amounts previously reported have been reclassified, when necessary, to conform with presentations used in the 2024 consolidated financial statements. Such reclassifications have no effect on the Corporation’s net income.

NOTE 2 — SECURITIES

Debt Securities

There was no allowance for credit losses for debt securities available-for-sale as of December 31, 2024; therefore, it is not present in the table below. The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as Available-For-Sale were as follows at December 31, 2024 and 2023:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,911	$—	$(760)	$7,151
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	150,999	170	(14,461)	136,708
Other	5,080	78	(36)	5,122
Other mortgage backed securities	48,336	65	(2,128)	46,273
Obligations of state and political subdivisions	93,809	19	(10,343)	83,485
Asset-backed securities	74,006	263	(402)	73,867
Corporate debt securities	41,139	204	(3,661)	37,682
Total	$421,280	$799	$(31,791)	$390,288

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,881	$—	$(840)	$7,041
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	152,510	—	(14,518)	137,992
Other	7,560	126	(54)	7,632
Other mortgage backed securities	36,623	168	(2,741)	34,050
Obligations of state and political subdivisions	97,899	18	(10,214)	87,703
Asset-backed securities	82,852	150	(840)	82,162
Corporate debt securities	40,647	74	(4,333)	36,388
Total	$425,972	$536	$(33,540)	$392,968

Debt securities available-for-sale with an aggregate fair value of $251,961,000 at December 31, 2024 and $249,114,000 at December 31, 2023, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $192,671,000 at December 31, 2024 and $182,050,000 at December 31, 2023.

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2024. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Available-for-Sale
	Amortized
	Cost	Fair Value
1 year or less	$9,946	$9,895
Over 1 year through 5 years	19,845	18,719
Over 5 years through 10 years	69,650	63,438
Over 10 years	122,504	115,255
Mortgage-backed securities	199,335	182,981
Total	$421,280	$390,288

At December 31, 2024 and 2023, the Corporation had holdings of securities from the following issuers in excess of ten percent of consolidated stockholders’ equity (excluding holdings of the U.S. Government and U.S. Government Agencies and Corporations).

(Dollars in thousands)
Fair
December 31, 2024:	Value
Issuer
Sallie Mae Bank	$26,187
Velocity Commercial Capital	23,334
Nelnet Student Loan Trust	15,008
Navient Student Loan Trust	10,726

(Dollars in thousands)
Fair
December 31, 2023:	Value
Issuer
Sallie Mae Bank	$25,737
Nelnet Student Loan Trust	15,486
Navient Student Loan Trust	13,179

Proceeds from sales of investments in debt securities available-for-sale during 2024 and 2023 were $0 and $23,230,000 respectively. Gross gains realized on these sales were $0 and $447,000 respectively. Gross losses on these sales were $0 and $348,000 respectively.

The summary below shows the gross unrealized losses and fair value of the Corporation’s debt securities, aggregated by investment category, of which individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2024 and 2023:

December 31, 2024

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,151	$(760)	$7,151	$(760)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	20,726	(570)	81,217	(13,891)	101,943	(14,461)
Other	—	—	1,927	(36)	1,927	(36)
Other mortgage-backed debt securities	21,700	(560)	19,001	(1,568)	40,701	(2,128)
Obligations of state and political subdivisions	243	(7)	79,684	(10,336)	79,927	(10,343)
Asset-backed securities	7,791	(33)	16,280	(369)	24,071	(402)
Corporate debt securities	7,209	(1,178)	25,594	(2,483)	32,803	(3,661)
Total	$57,669	$(2,348)	$230,854	$(29,443)	$288,523	$(31,791)

December 31, 2023

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,041	$(840)	$7,041	$(840)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	23,103	(242)	102,608	(14,276)	125,711	(14,518)
Other	—	—	3,029	(54)	3,029	(54)
Other mortgage-backed debt securities	1,568	(1)	25,042	(2,740)	26,610	(2,741)
Obligations of state and political subdivisions	—	—	82,113	(10,214)	82,113	(10,214)
Asset-backed securities	52,862	(342)	12,726	(498)	65,588	(840)
Corporate debt securities	2,813	(270)	30,501	(4,063)	33,314	(4,333)
Total	$80,346	$(855)	$263,060	$(32,685)	$343,406	$(33,540)

There were 167 individual debt securities in an unrealized loss position as of December 31, 2024, with a combined decline in value representing 7.36% of the debt securities portfolio. There were 177 individual debt securities in an unrealized loss position as of December 31, 2023, with their combined decline in value representing 7.75% of the debt securities portfolio.

The Corporation made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Corporation’s consolidated balance sheet and totaled $2,142,000 as of December 31, 2024. Accrued interest receivable on debt securities available for sale is excluded from the estimate of credit losses.

All debt securities available for sale in an unrealized loss position, as of December 31, 2024, continue to perform as scheduled and the Corporation does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of the Corporation’s evaluation of its intent and ability to hold debt securities for a period of time sufficient to allow for any anticipated recovery in the market, the Corporation considers its investment strategies, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Corporation does not currently intend to sell the debt securities within the portfolio and it is not more-likely-than-not that the Corporation will be required to sell the debt securities.

Management continues to monitor all of our debt securities with a high degree of scrutiny. There can be no assurance that the Corporation will not conclude in future periods that conditions existing at that time indicate some or all of its debt securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

Equity Securities

At December 31, 2024 and 2023, the Corporation had $1,587,000 and $1,482,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2024 and 2023:

(Dollars in thousands)
	December 31, 2024	December 31, 2023
Net gains (losses) from market value fluctuations recognized during the period on equity securities	$105	$(217)
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Net gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$105	$(217)

The Corporation monitors the equity securities portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be impaired at December 31, 2024 or 2023.

NOTE 3 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the classes of the loan portfolio summarized by risk rating and year of origination and year-to-date gross charge offs by loan portfolio summarized by year of origination as of December 31, 2024 and 2023.

As of December 31, 2024:
(Dollars in thousands)

Real Estate:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$103,734	114,854	167,390	119,406	101,748	216,890	$824,022
7 Special Mention	—	—	76	225	—	1,239	1,540
8 Substandard	—	—	4,529	568	4,093	16,641	25,831
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	76	(30)	133	123	93	13	408
Total Real Estate Loans	$103,810	$114,824	$172,128	$120,322	$105,934	$234,783	$851,801

Agricultural:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$59	223	43	—	—	611	$936
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	2	1	—	—	—	—	3
Total Agricultural Loans	$61	$224	$43	$—	$—	$611	$939

Commercial and Industrial:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$8,481	16,252	8,888	4,544	3,086	24,998	$66,249
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	420	—	—	12	25	457
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	86	49	59	5	8	192	399
Total Commercial and Industrial Loans	$8,567	$16,721	$8,947	$4,549	$3,106	$25,215	$67,105

Consumer:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$2,962	1,292	718	577	71	764	$6,384
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	6	6
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	38	18	10	3	—	—	69
Total Consumer Loans	$3,000	$1,310	$728	$580	$71	$770	$6,459

State and Political Subdivisions:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$—	1,232	2,739	13,338	—	4,829	$22,138
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	—	2	1	3	—	3	9
Total State and Political Subdivision Loans	$—	$1,234	$2,740	$13,341	$—	$4,832	$22,147

Total Loans:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$115,236	$133,853	$179,778	$137,865	$104,905	$248,092	$919,729
7 Special Mention	—	—	76	225	—	1,239	1,540
8 Substandard	—	420	4,529	568	4,105	16,672	26,294
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	202	40	203	134	101	208	888
Total Loans	$115,438	$134,313	$184,586	$138,792	$109,111	$266,211	$948,451

	2024	2023	2022	2021	2020	Prior	Total
Gross Charge Offs:
Real Estate	$—	—	—	—	—	345	$345
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	20	—	504	524
Consumer	—	15	29	11	8	6	69
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$—	$15	$29	$31	$8	$855	$938

As of December 31, 2023:
(Dollars in thousands)

Real Estate:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$110,819	$186,729	$132,724	$110,038	$54,543	$192,686	$787,539
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	86	587	3,661	9,452	9,598	23,384
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	130	176	153	116	(13)	8	570
Total Real Estate Loans	$110,949	$186,991	$133,464	$113,815	$63,982	$202,292	$811,493

Agricultural:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$—	$59	$—	$—	$—	$611	$670
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	—	1	—	—	—	—	1
Total Agricultural Loans	$—	$60	$—	$—	$—	$611	$671

Commercial and Industrial:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$12,672	$10,186	$5,776	$7,439	$6,833	$22,927	$65,833
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	650	650
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	95	83	24	17	208	(1)	426
Total Commercial and Industrial Loans	$12,767	$10,269	$5,800	$7,456	$7,041	$23,576	$66,909

Consumer:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$2,415	$1,238	$926	$206	$110	$802	$5,697
7 Special Mention	58	—	—	—	—	—	58
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	38	20	8	2	1	—	69
Total Consumer Loans	$2,511	$1,258	$934	$208	$111	$802	$5,824

State and Political Subdivisions:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$731	$4,095	$14,139	$1,905	$—	$5,303	$26,173
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	2	1	4	1	—	—	8
Total State and Political Subdivision Loans	$733	$4,096	$14,143	$1,906	$—	$5,303	$26,181

Total Loans:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$126,637	$202,307	$153,565	$119,588	$61,486	$222,329	$885,912
7 Special Mention	58	—	—	—	—	—	58
8 Substandard	—	86	587	3,661	9,452	10,248	24,034
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	265	281	189	136	196	7	1,074
Total Loans	$126,960	$202,674	$154,341	$123,385	$71,134	$232,584	$911,078

	2023	2022	2021	2020	2019	Prior	Total
Gross Charge Offs:
Real Estate	$—	$—	$—	$—	$—	$—	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—	—
Consumer	2	23	13	2	4	13	57
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$2	$23	$13	$2	$4	$13	$57

State and Political Subdivision loans include loans categorized as tax-free in the amount of $22,147,000 as of December 31, 2024 and $$26,181,000 as of December 31, 2023. Commercial and Industrial loans include $4,306,000 of GGLs as of December 31, 2024 and $4,470,000 of GGLs as of December 31, 2023. Loans held for sale are included in the Real Estate loans category and amounted to$737,000 at December 31, 2024 and $214,000 as of December 31, 2023.

The activity in the allowance for credit losses by loan class is summarized below for the years ended December 31, 2024 and 2023.

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the year ended December 31, 2024:
Beginning balance January 1, 2024	$6,539	$1	$265	$78	$42	$6,925
Charge-offs	(345)	—	(524)	(69)	—	(938)
Recoveries	21	—	19	5	—	45
Provision	1,000	1	553	84	2	1,640
Ending Balance	$7,215	$2	$313	$98	$44	$7,672
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$7,215	$2	$313	$98	$44	$7,672

Reserve for Unfunded Lending Commitments	$85	$—	$17	$—	$—	$102

Loans Receivable:
Ending Balance	$851,801	$939	$67,105	$6,459	$22,147	$948,451
Ending balance: individually
evaluated for impairment	$4,214	$309	$—	$—	$—	$4,523
Ending balance: collectively
evaluated for impairment	$847,587	$630	$67,105	$6,459	$22,147	$943,928

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the year ended December 31, 2023:
Allowance for Credit Losses:
Balance at December 31, 2022	$7,483	$6	$504	$84	$197	$8,274
CECL adoption adjustment	(717)	(4)	(261)	11	(148)	(1,119)
Beginning balance January 1, 2023	6,766	2	243	95	49	7,155
Charge-offs	—	—	—	(57)	—	(57)
Recoveries	37	—	2	5	—	44
(Credit) Provision	(264)	(1)	20	35	(7)	(217)
Ending Balance	$6,539	$1	$265	$78	$42	$6,925
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$6,539	$1	$265	$78	$42	$6,925

Reserve for Unfunded Lending Commitments	$140	$—	$25	$—	$1	$166

Loans Receivable:
Ending Balance	$811,493	$671	$66,909	$5,824	$26,181	$911,078
Ending balance: individually
evaluated for impairment	$4,005	$309	$611	$—	$—	$4,925
Ending balance: collectively
evaluated for impairment	$807,488	$362	$66,298	$5,824	$26,181	$906,153

Gross charge-offs amounted to $938,000 at December 31, 2024, as compared to $57,000 at December 31, 2023. The increased level of charge-offs for the year ended December 31, 2024 was mainly due to aggregate charge-offs of $741,000 that were completed during the third quarter of 2024 on four loans to a plastic processing company focused on non-post-consumer recycling, as the business ceased operations as a result of financial difficulties. During the fourth quarter of 2024, a charge-off of $67,000 was also completed on an owner-occupied, non-farm, non-residential loan to a non-profit civic organization, as the non-profit no longer uses the property, along with a charge-off of $41,000 on a loan to an individual borrower secured by 1-4 family residential real estate. The charge-offs contributed to the increased balance of net charge-offs in 2024 compared to 2023 but was not indicative of a significant change in asset quality in the overall loan portfolio. See Table 11 – Analysis of Allowance for Credit Losses for further details.

The Corporation’s activity in the allowance for credit losses on unfunded commitments for the years ended December 31, 2024 and 2023 was as follows:

(Dollars in thousands)
	2024	2023
Balance at January 1	$166	$68
CECL adoption adjustment	—	147
Reserve for credit losses on unfunded commitments	(64)	(49)
Balance at December 31	$102	$166

The following table presents outstanding balances by loan class prior to allocation of net deferred fees and costs, as well as the balance of net loans after allocation of net deferred fees and costs and the allowance for credit losses as of December 31, 2024 and 2023.

(Dollars in thousands)	December 31,	December 31,
	2024	2023
Real Estate	$851,393	$810,923
Agricultural	936	670
Commercial and Industrial	66,706	66,483
Consumer	6,390	5,755
State and Political Subdivisions	22,138	26,173
Subtotal	947,563	910,004
Net Deferred Fees and Costs	888	1,074
Allowance for Credit Losses	(7,672)	(6,925)
Loans, Net	$940,779	$904,153

During the year ended December 31, 2024, four modifications were granted on loans to borrowers experiencing financial difficulty which carried a combined post modification recorded investment of $10,183,000. Two modifications of loans to borrowers experiencing financial difficulty were completed during the fourth quarter of 2024, one on a loan carrying a post modification recorded investment of $174,000 to extend the maturity date of the loan by six months and one on a loan carrying a post modification recorded investment of $434,000 to release a portion of the real estate collateral securing the loan. One modification of a loan to a borrower experiencing financial difficulty was completed during the third quarter of 2024 to extend the maturity date of the loan by ten months. The loan carried a post modification recorded investment of $120,000. One modification of a loan to a borrower experiencing financial difficulty was completed during the first quarter of 2024 and consisted of a payment modification which allowed a period of interest-only payments of six months. The loan carried a post modification recorded investment of $9,455,000. There were no modifications granted on loans to borrowers experiencing financial difficulty during the year ended December 31, 2023.

The outstanding recorded investment of loans to borrowers experiencing financial difficulty was $10,193,000 at December 31, 2024. There were no unfunded commitments on modified loans to borrowers experiencing financial difficulty as of December 31, 2024.

The following table presents the outstanding recorded investment of loans to borrowers experiencing financial difficulty as of December 31, 2024. There were no loan modifications granted on loans to borrowers experiencing financial difficulty as of December 31, 2023.

(Dollars in thousands)	December 31,
2024
Modifications of Loans to Borrowers Experiencing Financial Difficulty:
Non-Accrual	$—
Accruing	10,193
Total	$10,193

At December 31, 2024, were no modifications of loans to borrowers experiencing financial difficulty that were not in compliance with the terms of their restructure.

Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding December 31, 2024, two loans experienced payment defaults during the year ended December 31, 2024. The loan carrying a post modification recorded investment of $9,455,000 experienced a payment default during the first quarter of 2024 and the loan carrying a post modification outstanding recorded investment of $120,000 experienced a payment default during the fourth quarter of 2024. Both loans were paid current as of December 31, 2024.

The following table presents information regarding modifications of loans to borrowers experiencing financial difficulty that were completed during the year ended December 31, 2024. There were no modifications of loans to borrowers experiencing financial difficulty completed during the year ended December 31, 2023.

(Dollars in thousands)	For the Year Ended December 31, 2024
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	3	$10,009	$10,009	$10,019
Commercial and Industrial	1	174	174	174
Total	4	$10,183	$10,183	$10,193

The following table provides detail regarding the types of loan modifications made for borrowers experiencing financial difficulty during the year ended December 31, 2024. There were no modifications of loans to borrowers experiencing financial difficulty completed during the year ended December 31, 2023.

	For the Year Ended December 31, 2024
	Rate	Term	Payment	Release of	Number
	Modification	Modification	Modification	Collateral	Modified
Real Estate	—	1	1	1	3
Commercial and Industrial	—	1	—	—	1
Total	—	2	1	1	4

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s non-accrual loans are summarized below at December 31, 2024 and 2023.

(Dollars in thousands)	December 31, 2024
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$—	$4,214	$4,214	$—	$6,203	$6,203	$—
Commercial and Industrial	—	—	—	—	—	—	—
Total	$—	$4,214	$4,214	$—	$6,203	$6,203	$—

(Dollars in thousands)	December 31, 2023
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$—	$4,005	$4,005	$—	$5,994	$5,994	$—
Commercial and Industrial	—	611	611	—	611	611	—
Total	$—	$4,616	$4,616	$—	$6,605	$6,605	$—

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s non-accrual loans are summarized below for the years ended December 31, 2024 and 2023.

(Dollars in thousands)	Year Ended December 31, 2024
	Average	Average		Interest	Interest
	Recorded	Recorded		Income	Income
	Investment	Investment	Total	Recognized	Recognized	Total
	With	With No	Average	With	With No	Interest
	Related	Related	Recorded	Related	Related	Income
	Allowance	Allowance	Investment	Allowance	Allowance	Recognized

Real Estate	$—	$3,698	$3,698	$—	$55	$55
Commercial and Industrial	—	467	467	—	—	—
Total	$—	$4,165	$4,165	$—	$55	$55

(Dollars in thousands)	Year Ended December 31, 2023
	Average	Average		Interest	Interest
	Recorded	Recorded		Income	Income
	Investment	Investment	Total	Recognized	Recognized	Total
	With	With No	Average	With	With No	Interest
	Related	Related	Recorded	Related	Related	Income
	Allowance	Allowance	Investment	Allowance	Allowance	Recognized

Real Estate	$—	$4,380	$4,380	$—	$—	$—
Commercial and Industrial	—	643	643	—	—	—
Total	$—	$5,023	$5,023	$—	$—	$—

The following table presents the collateral-dependent loans by segment for the year ended December 31, 2024 and 2023.

(Dollars in thousands)	December 31, 2024
	Real Estate	Other
Real Estate	$4,214	$—
Agricultural	—	309
Commercial and Industrial	—	—
Total	$4,214	$309

(Dollars in thousands)	December 31, 2023
	Real Estate	Other
Real Estate	$4,005	$—
Agricultural	—	309
Commercial and Industrial	—	611
Total	$4,005	$920

At December 31, 2024 and 2023, there were no commitments to lend additional funds with respect to individually evaluated loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of December 31, 2024 and 2023 were as follows:

(Dollars in thousands)	December 31,	December 31,
	2024	2023
Real Estate	$4,214	$4,005
Agricultural	—	—
Commercial and Industrial	—	611
Consumer	—	—
State and Political Subdivisions	—	—
Total non-accrual loans	4,214	4,616
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	756	1,065
Total non-performing assets	$4,970	$5,681

If interest on non-accrual loans had been accrued at original contract rates, interest income would have increased by $2,371,000 in 2024 and $2,488,000 in 2023.

There were no foreclosed assets held for resale at December 31, 2024 or December 31, 2023. Consumer mortgage loans secured by residential real estate for which the Corporation entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $138,000 at December 31, 2023. These balances were not included in foreclosed assets held for resale at December 31, 2023. There were no consumer mortgage loans secured by residential real estate for which the Corporation entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained as of December 31, 2024.

The following tables present the classes of the loan portfolio summarized by the past-due status at December 31, 2024 and 2023:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2024:
Real Estate	$4,247	$221	$4,970	$9,438	$842,363	$851,801	$756
Agricultural	—	—	—	—	939	939	—
Commercial and Industrial	378	—	—	378	66,727	67,105	—
Consumer	11	2	—	13	6,446	6,459	—
State and Political Subdivisions	—	—	—	—	22,147	22,147	—
Total	$4,636	$223	$4,970	$9,829	$938,622	$948,451	$756

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2023:
Real Estate	$2,155	$379	$5,069	$7,603	$803,890	$811,493	$1,065
Agricultural	—	—	—	—	671	671	—
Commercial and Industrial	6	—	591	597	66,312	66,909	—
Consumer	21	4	—	25	5,799	5,824	—
State and Political Subdivisions	—	—	—	—	26,181	26,181	—
Total	$2,182	$383	$5,660	$8,225	$902,853	$911,078	$1,065

.

NOTE 4 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, 2024 and 2023 is as follows:

(Dollars in thousands)

	Estimated Useful
	Life (in years)	2024	2023
Land	N/A	$3,744	$3,744
Buildings	5-40	23,500	23,197
Leasehold improvements	1-20	347	338
Equipment	3-25	8,355	8,352
		35,946	35,631
Less: Accumulated depreciation		15,674	16,020
Total		$20,272	$19,611

Depreciation amounted to $1,063,000 for 2024 and $1,050,000 for 2023 in the consolidated statements of income.

NOTE 5 — DEPOSITS

Major classifications of deposits at December 31, 2024 and 2023 consisted of:

(Dollars in thousands)	December 31,	December 31,
	2024	2023
Non-interest bearing demand	$203,583	$198,569
Interest bearing demand	278,869	275,472
Savings	195,310	212,280
Time certificates of deposits less than $250,000	327,236	259,841
Time certificates of deposits $250,000 or greater	39,782	33,185
Other time	1,100	1,092
Total deposits	$1,045,880	$980,439

Total deposits increased $65,441,000 to $1,045,880,000 as of December 31, 2024 due to increases in non-interest bearing demand accounts, interest bearing demand accounts and time deposits while savings accounts decreased. The overall increase in deposits was mainly the result of a $74,000,000 increase in time deposits. As of December 31, 2024 the Corporation had $99,149,000 in brokered deposits (CDs) as compared to $65,250,000 at December 31, 2023, an increase of $33,899,000. The balance of retail CDs increased $40,093,000 from $227,776,000 at December 31, 2023 to $267,869,000 at December 31, 2024.

The following is a schedule reflecting classification and remaining maturities of time deposits at December 31, 2024:

(Dollars in thousands)

Year Ending
2025	$245,238
2026	71,863
2027	25,127
2028	19,223
2029	1,167
Thereafter	5,500
Total time deposits	$368,118

NOTE 6 — SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and FHLB advances, which generally represent overnight or less than 30 -day borrowings.

Short-term borrowings and weighted-average interest rates at and for the years ended December 31, 2024 and 2023 are as follows:

(Dollars in thousands)	December 31, 2024		December 31, 2023
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	6.56%	$—	6.57%
Securities sold under agreements to repurchase	32,932	4.34%	19,708	3.28%
Federal Discount Window	—	5.46%	1	4.99%
Federal Home Loan Bank of Pittsburgh	101,494	5.60%	133,759	5.45%
Total	$134,426	5.37%	$153,468	5.21%

At December 31, 2024, the maximum borrowing capacity of the Federal Discount Window and federal funds purchased was $16,733,000 and $15,000,000, respectively. Please refer to Note 7 ― Long-Term Borrowings for the Corporation’s maximum borrowing capacity at FHLB.

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

The following table presents the repurchase agreements subject to enforceable master netting arrangements as of December 31, 2024 and 2023.

(Dollars in thousands)				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross	Net Amounts
		Amounts	of Liabilities
	Gross	Offset in the	Presented
	Amounts of	Consolidated	in the		Cash
	Recognized	Balance	Consolidated	Financial	Collateral	Net
	Liabilities	Sheet	Balance Sheet	Instruments	Pledge	Amount
December 31, 2024
Repurchase agreements (a)	$32,932	$—	$32,932	$(32,932)	$—	$—

December 31, 2023
Repurchase agreements (a)	$19,708	$—	$19,708	$(19,708)	$—	$—
(a)	As of December 31, 2024 and 2023, the fair value of securities pledged in connection with repurchase agreements was $36,216,000 and $28,902,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of December 31, 2024.

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
December 31, 2024:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$32,932	$—	$—	$—	$32,932
Total	$32,932	$—	$—	$—	$32,932

NOTE 7 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from FHLB. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Bank. The qualifying assets are real estate mortgages and certain investment securities.

A schedule of long-term borrowings by maturity as of December 31, 2024 and 2023 follows:

(Dollars in thousands)

	2024	2023
Due 2024, 1.68%	—	20,000
Due 2026, 4.40% to 4.92%	64,000	60,000
Due 2028, 4.46% to 5.14%	42,000	42,000
Total long-term borrowings	$106,000	$122,000

The Corporation’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, the FHLB may declare all indebtedness of the Corporation immediately due. In addition, the FHLB shall not be required to fund advances under any outstanding commitments.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Corporation’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Corporation’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Corporation to pledge collateral in the amount necessary to secure these funds. There were no irrevocable standby letters of credit which could be drawn on through the FHLB’s close of business on December 31, 2024 or 2023. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Bank. Principal qualifying assets are certain real estate mortgages and investment securities. As of December 31, 2024, loans of $746,271,000 were pledged to the FHLB which resulted in an FHLB maximum borrowing capacity of $521,112,000. As of December 31, 2024, no securities were pledged as collateral to the FHLB to secure FHLB loans and letters of credit.

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

NOTE 9 — INCOME TAXES

The current and deferred components of the income tax (benefit) expense consisted of the following:

(Dollars in thousands)

	2024	2023
Federal
Current	$18	$431
Deferred	(63)	253
Income tax (benefit) expense	$(45)	$684

The following is a reconciliation between the income tax (benefit) expense and the amount of income taxes which would have been provided at the statutory rate of 21%:

(Dollars in thousands)

	2024		2023
	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$(2,782)	(21.0)%	$1,311	21.0%
Tax-exempt income	(20)	(0.2)	(106)	(1.7)
Low-income housing credits	(875)	(6.6)	(484)	(7.7)
Bank owned life insurance income	(140)	(1.1)	(130)	(2.1)
Goodwill impairment	3,761	28.4	—	—
Prior year tax adjustments	6	0.1	82	1.3
Other	5	0.1	11	0.2
Income tax (benefit) expense and rate	$(45)	(0.3)%	$684	11.0%

The components of the net deferred tax asset at December 31, 2024 and 2023 are as follows:

(Dollars in thousands)

	2024	2023
Deferred Tax Assets:
Net unrealized losses on debt securities available-for-sale and derivatives	$6,852	$7,880
Allowance for credit losses	1,617	1,454
Provision for unfunded commitments	21	35
Deferred compensation	179	218
Contributions	2	4
Accrued rent expense	109	106
Operating lease liabilities	405	415
Finance lease liabilities	—	—
Limited partnership investments	538	322
Impairment loss on securities	4	4
Deferred health insurance	55	53
Capital and net operating loss carry forwards	367	285
Valuation allowance related to state net operating losses	(367)	(285)
Total	9,782	10,491
Deferred Tax Liabilities:
Loan fees and costs	187	225
Net unrealized gains on marketable equity securities	259	231
Operating lease right-of-use assets	405	415
Accumulated depreciation	649	438
Accretion	491	172
Mortgage servicing rights	61	58
Derivatives remeasurement	5	—
Intangibles	—	257
Total	2,057	1,796
Net Deferred Tax Asset	$7,725	$8,695

A valuation allowance for deferred tax assets was recorded in the amount of $367,000 and $285,000 at December 31, 2024 and 2023, respectively. The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2024 and 2023, the Corporation had state net operating loss carryforwards, net of a valuation allowance of $0, which would be available to offset future state taxable income, and expire at various dates through 2044.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2024.

The Corporation did not have any uncertain tax positions at December 31, 2024 and 2023.

The Corporation and its subsidiary file a consolidated federal income tax return. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2021.

NOTE 10 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Effective January 1, 2014, the Plan became a Safe Harbor Plan. Under the savings feature, the Corporation makes safe harbor matching contributions of 100% of the first 3% of compensation an employee contributes to the Plan and 50% of the next 2% of compensation an employee contributes to the Plan. The safe harbor matching contributions amounted to $425,000 and $405,000 in 2024 and 2023, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $334,000 and $306,000 in 2024 and 2023, respectively.

The Corporation also has non-qualified deferred compensation agreements with one of its current officers and five retired officers. These agreements are essentially unsecured promises by the Corporation to make monthly payments to the officers over fifteen or twenty year periods. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Corporation recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Corporation’s accrued liability for these deferred compensation agreements, reported in other liabilities on the consolidated balance sheets, as of December 31, 2024 and 2023, was $665,000 and $759,000, respectively. The related expense for these agreements, reported in salaries and employee benefits on the consolidated statements of income, amounted to $27,000 and $31,000 in 2024 and 2023, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

The Corporation currently leases two branch banking facilities and one parcel of land under operating leases. At December 31, 2024, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,400,000 and $1,920,000, respectively, in the consolidated balance sheets. Options to extend or terminate a lease may be included in the Corporation’s lease agreements. When it is reasonably certain that the Corporation will exercise those options, the right-of-use asset and lease liability will reflect the renewal or termination option. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, the Corporation’s incremental borrowing rate was used for each of the leases.

The Corporation recognized total operating lease costs for the years ended December 31, 2024 and 2023 of $213,000 and $220,000, respectively. Cash payments totaled $198,000 and $204,000 for the years ended December 31, 2024 and 2023, respectively, in the consolidated statements of income.

The Corporation’s one finance lease for equipment expired as of August 31, 2023. The equipment will continue to depreciate for an additional two years. At December 31, 2024, right-of-use assets were recorded related to this finance lease totaling $29,000. Amounts recognized as right-of-use assets related to finance leases are included in premises and equipment, net in the accompanying consolidated balance sheets.

There were no finance lease costs that were recognized by the Corporation for the years ended December 31, 2024 and finance lease costs recognized during the year ended December 31, 2023 were immaterial. Cash payments totaled $0 and $7,000 for the years ended December 31, 2024 and 2023, respectively.

The following table displays the weighted-average term and discount rates for operating leases outstanding as of December 31, 2024 and 2023.

	December 31,	December 31,
	2024	2023
Weighted-average term (years)	18.95	19.75
Weighted-average discount rate	4.19%	4.22%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)
	December 31,	December 31,
Minimum Lease Payments due:	2024	2023
Within one year	$175	$175
After one but within two years	140	140
After two but within three years	154	140
After three but within four years	157	154
After four but within five years	157	157
After five years	2,160	2,317
Total undiscounted cash flows	2,943	3,083
Discount on cash flows	(1,023)	(1,107)
Total lease liability	$1,920	$1,976

NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Corporation uses various financial instruments, including derivatives, to manage its exposure to interest rate risk. The Corporation’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Corporation’s known or expected cash receipts and cash payments principally related to specific assets and short-term wholesale funding positions. The Corporation entered into four swap contracts effective September 20, 2023 and one additional swap contract effective September 4, 2024.

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2024, and December 31, 2023:

(Dollars in thousands)	December 31, 2024
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$817	Other Liabilities	$2,280
Total		$817		$2,280

(Dollars in thousands)	December 31, 2023
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$4,501
Total		$—		$4,501

The following tables present the derivative assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2024 and 2023.

		Gross	Net Amounts	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross	Amounts	of Assets
(Dollars in thousands)	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount
December 31, 2024
Derivatives	$817	$—	$817	$(817)	$—	$—

December 31, 2023
Derivatives	$—	$—	$—	$—	$—	$—

		Gross	Net Amounts	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross	Amounts	of Liabilities
(Dollars in thousands)	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2024
Derivatives	$2,280	$—	$2,280	$(817)	$(1,463)	$—

December 31, 2023
Derivatives	$4,501	$—	$4,501	$—	$(4,501)	$—

The following table presents the remaining contractual maturity of the master netting arrangements as of December 31, 2024.

	Remaining Contractual Maturity of the Agreements
				Greater
(Dollars in thousands)	Up to	1 to 3	3 to 5	than
	1 Year	Years	Years	5 Years	Total
December 31, 2024:
Derivative Assets	$—	$817	$—	$—	$817
Derivative Liabilities	—	(1,324)	(956)	—	(2,280)
Total	$—	$(507)	$(956)	$—	$(1,463)

Fair Value Hedges of Interest Rate Risk

The Corporation is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Corporation uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rates. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Corporation receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of December 31, 2024, the Corporation had a total of two interest rate swaps with a combined notional amount of $50,000,000 hedging fixed-rate debt securities available-for-sale and one interest rate swap with a notional amount of $75,000,000 hedging fixed-rate loans.

As of December 31, 2024, and December 31, 2023, the following amounts were recorded on the balance sheets related to the cumulative basis adjustment for fair value hedges:

(Dollars in thousands)	December 31,	December 31,
	2024	2023
Carrying amount of hedged assets:	Closed Portfolio Amount	Closed Portfolio Amount
Fixed Rate Loans	$134,878	—
Available-for-sale - Municipals	50,653	$50,964
Available-for-sale - MBS	32,821	35,806
Total	$218,352	$86,770

Interest rate swaps notional amount	$125,000	$50,000

(Dollars in thousands)	December 31,	December 31,
	2024	2023
Cumulative amount of fair value hedging adjustment included in the carrying amount of assets:
Fixed Rate Loans	$823	$—
Available-for-sale - Municipals	(375)	(1,230)
Available-for-sale - MBS	(122)	(407)
Total	$326	$(1,637)

The table below presents the pre-tax effects of the Corporation’s derivative instruments designated as fair value hedges on the consolidated statements of income for the years ended December 31, 2024, and 2023:

(Dollars in thousands)	December 31,
	2024	2023
Amount of loss recognized in other comprehensive loss	$(497)	$(1,637)
Amount of gain, net of fair value re-measurements, included in interest income	773	168

Cash Flow Hedges of Interest Rate Risk

The Corporation uses derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of December 31, 2024, the Corporation had two interest rate swaps with a combined notional amount of $100,000,000 hedging specific short-term wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. During the next twelve months, it is estimated that an additional $203,000 will be reclassified as interest expense.

Interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Corporation receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For cash flow hedges on the Corporation’s short-term wholesale funding positions, amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s hedged variable rate short-term wholesale funding positions. During the year ended December 31, 2024, the Corporation reclassified $850,000 as a reduction in interest expense.

The table below presents the pre-tax effects of the Corporation’s derivative instruments designated as cash flow hedges on the consolidated statements of income for the years ended December 31, 2024, and 2023:

(Dollars in thousands)	December 31,
	2024	2023
Amount of loss recognized in other comprehensive loss	$(993)	$(2,885)
Amount of gain reclassified from accumulated other comprehensive loss to interest expense	850	274

Interest rate swaps notional amount	$100,000	$100,000

Credit Risk-Related Contingent Features

The Corporation has agreements with each of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, then the Corporation could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Corporation also has agreements with its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well-capitalized institution, then the Corporation could be required to terminate its derivative positions with the counterparty. As of December 31, 2024, the Corporation’s derivatives were in a net liability position resulting in the Corporation having collateral in the amount of $6,570,000 posted with the counterparty. As of December 31, 2023, the Corporation’s derivatives were in a net liability position and accordingly the Corporation had collateral in the amount of $4,650,000 posted with the counterparty.

NOTE 13 — RELATED PARTY TRANSACTIONS

Certain directors, executive officers and immediate family members of First Keystone Corporation and its subsidiary, and companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Corporation at December 31, 2024 and 2023. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

A summary of the activity on the related party loans consists of the following:

(Dollars in thousands)

	2024	2023
Balance at January 1	$9,188	$9,647
Additions	2,363	909
Deductions	(2,469)	(1,368)
Balance at December 31	$9,082	$9,188

The summary of activity on the related party loans represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for 2024 and 2023, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $4,568,000 and $4,663,000 respectively, on the above loans.

Deposits from certain officers, directors and immediate family members and/or their related companies held by the Bank amounted to $24,998,000 and $26,988,000 at December 31, 2024 and 2023, respectively.

Funds from certain officers, directors and immediate family members and/or their related companies held in the Trust Department amounted to $12,302,000 at December 31, 2024.

NOTE 14 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2024, $45,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2024 and 2023, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2024 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(Dollars in thousands)			For Capital		Minimum Capital		To Be Well Capitalized
			Adequacy		Adequacy with		Under Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Total Capital (to Risk-Weighted Assets)	$158,282	15.69%	$80,723	8.00%	$105,949	10.50%	$100,904	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$150,508	14.92%	$60,542	6.00%	$85,768	8.50%	$80,723	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$150,508	14.92%	$45,407	4.50%	$70,633	7.00%	$65,588	6.50%
Tier 1 Capital (to Average Assets)	$150,508	10.24%	$58,811	4.00%	$58,811	4.00%	$73,513	5.00%

(Dollars in thousands)			For Capital		Minimum Capital		To Be Well Capitalized
			Adequacy		Adequacy with		Under Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Total Capital (to Risk-Weighted Assets)	$151,381	15.68%	$77,247	8.00%	$101,386	10.50%	$96,558	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$144,290	14.94%	$57,935	6.00%	$82,074	8.50%	$77,247	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$144,290	14.94%	$43,451	4.50%	$67,591	7.00%	$62,763	6.50%
Tier 1 Capital (to Average Assets)	$144,290	10.38%	$55,615	4.00%	$55,615	4.00%	$69,518	5.00%

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2024 and 2023 were as follows:

(Dollars in thousands)
	December 31, 2024	December 31, 2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$111,793	$116,954
Financial standby letters of credit	$2,665	$2,120
Performance standby letters of credit	$5,530	$3,688

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers predominately in the Corporation’s primary, Pennsylvania market area. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At December 31, 2024, the Corporation had $851,801,000 in loans secured by real estate, which represented 89.8% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of December 31, 2024 and 2023, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were 97,727 in 2024 and 101,902 in 2023. Remaining shares authorized in the plan were 122,978 as of December 31, 2024.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At December 31, 2024 and 2023, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

December 31, 2024	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,151	$—	$—	$7,151
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	136,708	—	136,708
Other	—	5,122	—	5,122
Other mortgage backed debt securities	—	46,273	—	46,273
Obligations of state and political subdivisions	—	83,485	—	83,485
Asset-backed securities	—	73,867	—	73,867
Corporate debt securities	—	37,682	—	37,682
Total debt securities available-for-sale	7,151	383,137	—	390,288
Marketable equity securities	1,587	—	—	1,587
Total recurring fair value measurements	$8,738	$383,137	$—	$391,875

(Dollars in thousands)

December 31, 2023	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,041	$—	$—	$7,041
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	137,992	—	137,992
Other	—	7,632	—	7,632
Other mortgage backed debt securities	—	34,050	—	34,050
Obligations of state and political subdivisions	—	87,703	—	87,703
Asset-backed securities	—	82,162	—	82,162
Corporate debt securities	—	36,388	—	36,388
Total debt securities available-for-sale	7,041	385,927	—	392,968
Marketable equity securities	1,482	—	—	1,482
Total recurring fair value measurements	$8,523	$385,927	$—	$394,450

The estimated fair values of equity securities and US Treasury debt securities classified as Level 1 are derived from quoted market prices in active markets; the equity securities consist mainly of stocks held in other banks. The estimated fair values of all other debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2024 and 2023.

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

Individually evaluated loans measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023 are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2024
Individually evaluated loans:
Real Estate	$—	$—	$1,603	$1,603
Total individually evaluated loans	$—	$—	$1,603	$1,603

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2023
Individually evaluated loans:
Real Estate	$—	$—	$1,990	$1,990
Total individually evaluated loans	$—	$—	$1,990	$1,990

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

There were no foreclosed assets held for resale measured at fair value on a nonrecurring basis at December 31, 2024 or December 31, 2023.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements

December 31, 2024	Estimate	Valuation Technique	Unobservable Input	Range	Average
Individually evaluated loans - collateral dependent	$1,603	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(5%) – (5%)	(5%)

December 31, 2023
Individually evaluated loans - collateral dependent	$1,990	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(5%) – (5%)	(5%)

1. Fair value is generally determined through independent appraisals or Certificates of Inspection of the underlying collateral, as defined by Bank regulators.

2. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3. Includes qualitative adjustments by management and estimated liquidation expenses.

4. Collateral values may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2024
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,933	$9,933	$—	$—	$9,933
Interest-bearing deposits in other banks	7,321	—	7,321	—	7,321
Restricted investment in bank stocks	8,984	—	8,984	—	8,984
Net loans	940,779	—	—	929,302	929,302
Mortgage servicing rights	218	—	—	218	218
Accrued interest receivable	4,993	—	4,993	—	4,993
Derivative assets	817	—	817	—	817

FINANCIAL LIABILITIES:
Demand, savings and other deposits	677,762	—	677,762	—	677,762
Time deposits	368,118	—	366,772	—	366,772
Short-term borrowings	134,426	—	134,541	—	134,541
Long-term borrowings	106,000	—	107,728	—	107,728
Subordinated debentures	25,000	—	20,618	—	20,618
Accrued interest payable	2,152	—	2,152	—	2,152
Derivative liabilities	2,280	—	2,280	—	2,280

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2023
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,462	$9,462	$—	$—	$9,462
Interest-bearing deposits in other banks	7,551	—	7,551	—	7,551
Restricted investment in bank stocks	10,885	—	10,885	—	10,885
Net loans	904,153	—	—	885,840	885,840
Mortgage servicing rights	265	—	—	265	265
Accrued interest receivable	5,201	—	5,201	—	5,201

FINANCIAL LIABILITIES:
Demand, savings and other deposits	686,321	—	686,321	—	686,321
Time deposits	294,118	—	292,073	—	292,073
Short-term borrowings	153,468	—	153,509	—	153,509
Long-term borrowings	122,000	—	125,343	—	125,343
Subordinated debentures	25,000	—	22,762	—	22,762
Accrued interest payable	2,823	—	2,823	—	2,823
Derivative liabilities	4,501	—	4,501	—	4,501

NOTE 18 — REVENUE RECOGNITION

The Corporation has elected to apply the guidance outlined in FASB ASC 606 regarding the measurement or recognition of revenue. The main types of revenue contracts included in non-interest income within the consolidated statements of income which are subject to ASC 606 are as follows:

Deposit related fees and service charges

Service charges and fees on deposits, which are included as liabilities in the consolidated balance sheets, consist of fees related to monthly fees for various retail and business checking accounts, ATM fees (charged for withdrawals by the Corporation’s deposit customers from other bank ATMs) and insufficient funds fees (“NSF”) (which are charged when customers overdraw their accounts beyond available funds). All deposit liabilities are considered to have one-day terms and therefore related fees are recognized in income at the time when the services are provided to the customers. The Corporation elected to adopt a practical expedient related to incremental costs of obtaining deposit contracts. As such, any costs associated with acquiring the deposits, except for certificate of deposits (“CDs”) with maturities in excess of one year, are recognized as an expense within the non-interest expense in the consolidated statements of income when incurred as the amortization period of the deposit liabilities that otherwise would have been recognized is one year or less.

Wealth/Asset/Trust Management Fees

Wealth management services are delivered to individuals, corporations and retirement funds located primarily within the Corporation’s geographic markets. The Trust Department of the Corporation conducts the wealth management operations, which provides a broad range of personal and corporate fiduciary services, including the administration of estates.

Assets held in a fiduciary capacity by the Trust Department are not assets of the Corporation and, therefore, are not included in the Corporation’s consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of December 31, 2024 and 2023, the fair value of trust assets under management was $120,857,000 and $109,064,000, respectively. The costs of acquiring asset management customers are incremental and recognized within the non-interest expense of the consolidated statements of income.

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

NOTE 19 – GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $0 at December 31, 2024 and $19,133,000 at December 31, 2023.

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

Goodwill was evaluated for impairment at December 31, 2023, and it was determined that goodwill was not impaired. Due primarily to the decrease in the Company’s stock price during the first quarter of 2024 as a triggering event, management evaluated the need for an interim goodwill impairment analysis. The decrease prompted the Corporation to assess its goodwill utilizing a quantitative impairment test and determined it was more likely than not the fair value of the Corporation was less than the carrying amount as of March 31, 2024. Based on the results of the impairment test, the Corporation recorded a goodwill impairment charge of $19,133,000 effective March 31, 2024.

NOTE 20 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS

(Dollars in thousands)

.
	December 31,
	2024	2023
ASSETS
Cash	$4,124	$9,753
Investment in banking subsidiary	125,239	135,301
Marketable equity securities	1,587	1,482
Prepaid expenses and other assets	512	551
TOTAL ASSETS	$131,462	$147,087

LIABILITIES
Receivable from banking subsidiary	$(547)	$(307)
Subordinated debentures	25,000	25,000
Accrued expenses and other liabilities	258	779
TOTAL LIABILITIES	24,711	25,472

STOCKHOLDERS’ EQUITY
Common stock	12,901	12,705
Surplus	45,072	44,004
Retained earnings	80,148	100,260
Accumulated other comprehensive loss	(25,661)	(29,645)
Treasury stock, at cost	(5,709)	(5,709)
TOTAL STOCKHOLDERS’ EQUITY	106,751	121,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,462	$147,087

STATEMENTS OF (LOSS) INCOME

(Dollars in thousands)

	Years Ended December 31,
	2024	2023
INCOME
Dividends from subsidiary bank	$1,760	$1,526
Net securities gains (losses)	105	(217)
Other income	79	94
TOTAL INCOME	1,944	1,403

EXPENSE
Interest on subordinated debt	1,094	1,094
Other expense	256	217
TOTAL EXPENSE	1,350	1,311

INCOME BEFORE INCOME TAX BENEFIT	594	92
INCOME TAX BENEFIT	(251)	(303)
	845	395
EQUITY IN UNDISTRIBUTED (LOSSES) EARNINGS OF BANKING SUBSIDIARY	(14,048)	5,165

NET (LOSS) INCOME	$(13,203)	$5,560

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	Years Ended December 31,
	2024	2023
Net (Loss) Income	$(13,203)	$5,560

Other comprehensive income (loss):

Equity in other comprehensive income (loss) of banking subsidiary	4,015	(87)

Total other comprehensive income (loss)	4,015	(87)
Total Comprehensive (Loss) Income	$(9,188)	$5,473

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,203)	$5,560
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) losses on securities	(105)	217
Deferred income tax expense (benefit)	27	(88)
Equity in undistributed losses (earnings) of banking subsidiary	14,048	(5,165)
(Decrease) increase in prepaid/accrued expenses and other assets/liabilities	(509)	869
Decrease in advances from banking subsidiary	(242)	(474)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16	919

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	—	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,264	1,754
Dividends paid	(6,909)	(6,780)
NET CASH USED IN FINANCING ACTIVITIES	(5,645)	(5,026)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,629)	(4,107)
CASH AND CASH EQUIVALENTS, BEGINNING	9,753	13,860
CASH AND CASH EQUIVALENTS, ENDING	$4,124	$9,753

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2024.

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

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013).

Controls and Procedures of the Corporation’s 2023 Annual Report set forth management’s conclusion that because of the material weakness and related matters described in Item 9A of the 2023 Annual Report, the Corporation’s internal control over financial reporting was not effective as of December 31, 2023. The matters described in Item 9A of the 2023 Annual Report related to the failure to properly review and update remaining life calculations and the qualitative factors grid related to the allowance for credit losses calculations under the Corporation’s CECL model. The identified material weaknesses did not result in any material misstatement in the Corporation's consolidated financial statements. During 2024, the Corporation completed the remediation efforts described in Item 9A of the 2023 Annual Report. Management instituted a new control requiring that the remaining life calculations are run on a quarterly basis in order to recalculate the annual attrition rate. The quarterly calculation of the annual attrition rate is subsequently reviewed with members of the CECL committee after quarter-end but before the quarterly CECL calculation is rolled forward, and the discussion is memorialized in the minutes of the CECL committee. In addition, management has introduced several refinements in its qualitative factors grid utilized in the calculation of the allowance for credit losses and eliminated duplicative and overlapping values when defining the ranges used to determine the magnitude of qualitative adjustments. As of December 31, 2024, based on management’s assessment, the Corporation’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 16.  FORM 10-K SUMMARY

None.

3.   Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to

Item 601 of Regulation S-K	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 8-K dated August 28, 2018).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated August 28, 2018).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

Item 601 of Regulation S-K	Description of Exhibit
10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K dated August 27, 2013).
19	Insider Trading Policy of First Keystone Corporation.**
21	List of Subsidiaries of the Issuer, filed with this annual report on Form 10-K.**

23.1	Consent of Baker Tilly US, LLP.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (Formatted as Inline XBRL and Contained in Exhibit 101)

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

FIRST KEYSTONE CORPORATION

/s/ Jack W. Jones
Jack W. Jones
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 25, 2025
John E. Arndt, Vice Chairman/Director	Date

/s/ D. Matthew Bower	March 25, 2025
D. Matthew Bower, Director	Date

/s/ Robert A. Bull	March 25, 2025
Robert A. Bull, Chairman/Director	Date

/s/ Whitney B. Holloway	March 25, 2025
Whitney B. Holloway, Director	Date

/s/ Michael L. Jezewski	March 25, 2025
Michael L. Jezewski, Director	Date

/s/ Nancy J. Marr	March 25, 2025
Nancy J. Marr, Director	Date

/s/ William E. Rinehart	March 25, 2025
William E. Rinehart, Director	Date

/s/ Elaine A. Woodland	March 25, 2025
Elaine A. Woodland, Director	Date
/s/ Stacy L. Gordner	March 25, 2025
Stacy L. Gordner, Interim Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 25, 2025
David R. Saracino, Secretary/Director	Date

/s/ Jack W. Jones	March 25, 2025
Jack W. Jones, President/ Chief Executive Officer/Director	Date