Form 10-Q
period 2025-03-31
FIRST KEYSTONE CORP
filed 2025-05-15
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 6,218,781 shares as of May 14, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	March 31,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$10,484	$9,933
Interest-bearing deposits in other banks	8,308	7,321
Total cash and cash equivalents	18,792	17,254
Debt securities available-for-sale, at fair value	379,147	390,288
Marketable equity securities, at fair value	1,501	1,587
Restricted investment in bank stocks, at cost	9,335	8,984

Loans	963,622	947,714
Loans held for sale	559	737
Allowance for credit losses	(8,068)	(7,672)
Net loans	956,113	940,779
Premises and equipment, net	20,121	20,272
Operating lease right-of-use assets	1,407	1,400
Accrued interest receivable	5,069	4,993
Cash surrender value of bank owned life insurance	25,850	26,679
Investments in low-income housing partnerships	4,948	5,152
Deferred income taxes	7,721	7,725
Other assets	5,226	3,470
TOTAL ASSETS	$1,435,230	$1,428,583

LIABILITIES
Deposits:
Non-interest bearing	$209,184	$203,583
Interest bearing	836,209	842,297
Total deposits	1,045,393	1,045,880
Short-term borrowings	140,288	134,426
Long-term borrowings	106,000	106,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	1,931	1,920
Accrued interest payable	2,538	2,152
Other liabilities	7,596	6,423
TOTAL LIABILITIES	1,328,746	1,321,801

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of March 31, 2025 and December 31, 2024; issued 0 as of March 31, 2025 and December 31, 2024	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of March 31, 2025 and December 31, 2024; issued 6,450,392 as of March 31, 2025 and 6,450,392 as of December 31, 2024; outstanding 6,218,781 as of March 31, 2025 and 6,218,781 as of December 31, 2024	12,901	12,901
Surplus	45,072	45,072
Retained earnings	79,460	80,148
Accumulated other comprehensive loss	(25,240)	(25,630)
Treasury stock, at cost, 231,611 shares as of March 31, 2025 and December 31, 2024	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	106,484	106,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,435,230	$1,428,583

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31,
	2025	2024

INTEREST INCOME
Interest and fees on loans	$13,769	$12,020
Interest and dividend income on securities:
Taxable	3,933	4,341
Tax-exempt	244	273
Dividends	12	12
Dividend income on restricted investment in bank stocks	199	235
Interest on interest-bearing deposits in other banks	53	65
Total interest income	18,210	16,946
INTEREST EXPENSE
Interest on deposits	6,386	5,954
Interest on short-term borrowings	1,557	1,966
Interest on long-term borrowings	1,224	1,278
Interest on subordinated debt	273	273
Total interest expense	9,440	9,471
Net interest income	8,770	7,475
Provision for credit losses	751	264
Net interest income after provision for credit losses	8,019	7,211
NON-INTEREST INCOME
Trust department	261	244
Service charges and fees	546	525
Increase in cash surrender value of life insurance	165	162
ATM fees and debit card income	543	517
Net gains on sales of mortgage loans	20	11
Net securities losses	(86)	(184)
Gains from life insurance proceeds	235	—
Other	75	69
Total non-interest income	1,759	1,344
NON-INTEREST EXPENSE
Salaries and employee benefits	4,630	4,554
Occupancy, net	610	565
Furniture and equipment expense	192	152
Computer expense	413	369
Professional services	378	433
Pennsylvania shares tax	221	206
FDIC insurance, net	309	188
ATM and debit card fees	247	222
Data processing fees	357	289
Advertising	105	104
Goodwill impairment	—	19,133
Other	1,187	930
Total non-interest expense	8,649	27,145
Income (loss) before income tax (benefit) expense	1,129	(18,590)
Income tax (benefit) expense	76	(213)
NET INCOME (LOSS)	$1,053	$(18,377)
PER SHARE DATA
Net income (loss) per share:
Basic	$0.17	$(3.00)
Diluted	0.17	(3.00)
Dividends per share	0.28	0.28

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31,
	2025	2024

Net income (loss)	$1,053	$(18,377)

Other comprehensive income (loss):
Unrealized net holding gain (loss) on debt securities available-for-sale arising during the period, net of income taxes of $427 and $(177), respectively	1,607	(667)

Fair value adjustment on derivatives, net of income taxes of $(316) and $586, respectively	(1,217)	2,393

Total other comprehensive income	390	1,726

Total comprehensive income (loss)	$1,443	$(16,651)

_____________________________

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares Issued	Amount	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2025	6,450,392	$12,901	$45,072	$80,148	$(25,630)	$(5,709)	$106,782
Net income				1,053			1,053
Other comprehensive income, net of taxes					390		390
Issuance of common stock under dividend reinvestment plan	—	—	—				—
Dividends - $0.28 per share				(1,741)			(1,741)
Balance at March 31, 2025	6,450,392	$12,901	$45,072	$79,460	$(25,240)	$(5,709)	$106,484

Balance at January 1, 2024	6,352,665	$12,705	$44,004	$100,260	$(29,645)	$(5,709)	$121,615
Net (loss)				(18,377)			(18,377)
Other comprehensive income, net of taxes					1,726		1,726
Issuance of common stock under dividend reinvestment plan	32,229	65	396				461
Dividends - $0.28 per share				(1,714)			(1,714)
Balance at March 31, 2024	6,384,894	$12,770	$44,400	$80,169	$(27,919)	$(5,709)	$103,711

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

(Dollars in thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,053	$(18,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses on loans	751	264
(Recapture) provision for credit losses on unfunded commitments	(13)	20
Goodwill impairment	—	19,133
Depreciation and amortization	269	278
Net premium amortization on securities	50	251
Deferred income tax benefit	(105)	(333)
Net gains on sales of mortgage loans	(20)	(11)
Proceeds from sales of mortgage loans originated for sale	1,049	463
Originations of mortgage loans originated for sale	(857)	(348)
Net securities losses	86	184
Increase in accrued interest receivable	(76)	(90)
Increase in cash surrender value of bank owned life insurance	(165)	(162)
Gains from life insurance proceeds	(235)	—
Net losses on disposals of premises and equipment	—	2
Increase in other assets	(1,734)	(500)
Amortization of investment in low-income housing partnerships	214	205
Increase in accrued interest payable	386	286
(Decrease) Increase in other liabilities	(345)	338
NET CASH PROVIDED BY OPERATING ACTIVITIES	308	1,603
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of debt securities available-for-sale	13,126	21,990
Purchases of debt securities available-for-sale	—	(39,124)
Net change in restricted investment in bank stocks	(351)	(65)
Net (increase) decrease in loans	(16,257)	1,510
Proceeds from bank-owned life insurance	1,229	—
Purchase of premises and equipment	(141)	(446)
Purchase of investment in real estate venture	(10)	—
NET CASH USED IN INVESTING ACTIVITIES	(2,404)	(16,135)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(487)	1,212
Net increase in short-term borrowings	5,862	12,817
Common stock issued	—	445
Dividends paid	(1,741)	(1,714)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,634	12,760

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,538	(1,772)
CASH AND CASH EQUIVALENTS, BEGINNING	17,254	17,013
CASH AND CASH EQUIVALENTS, ENDING	$18,792	$15,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$9,054	$9,185
Income taxes paid	(106)	(331)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock subscription receivable	—	16
Right-of-use assets obtained in exchange for lease liabilities	29	33

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 ― BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SUBSEQUENT EVENTS

The consolidated financial statements include the accounts of First Keystone Corporation (the “Corporation”) and its wholly owned subsidiary First Keystone Community Bank (the “Bank”) (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Adopted ASUs:

There were no ASUs adopted during the three months ended March 31, 2025.

Pending ASUs:

In December of 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 was issued to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table, as well as income taxes paid disaggregated by jurisdiction. The amendments in this ASU should be applied prospectively with an option of retrospective application to prior periods presented. The amendments in this update are effective for public business entities for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the provisions of ASU 2023-09 and does not expect the adoption of the standard to have a material impact on the Company’s financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the financial statements. The amendments in this update are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on the Company’s financial statements.

NOTE 3 — SECURITIES

Debt Securities

The Company classifies its securities as either “Held-to-Maturity” or “Available-for-Sale” at the time of purchase. Securities are accounted for on a trade date basis. Debt securities are classified as Held-to-Maturity when the Company has the ability and positive intent to hold the securities to maturity. Securities classified as Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity. At March 31, 2025 and December 31, 2024, all debt securities held were classified as available-for-sale.

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

There was no allowance for credit losses for Available-For-Sale debt securities as of March 31, 2025; therefore, it is not present in the table below. The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as Available-For-Sale were as follows at March 31, 2025 and December 31, 2024:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2025:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,918	$—	$(621)	$7,297
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	147,692	133	(12,780)	135,045
Other	4,486	62	(31)	4,517
Other mortgage backed securities	45,445	112	(1,590)	43,967
Obligations of state and political subdivisions	89,959	32	(10,698)	79,293
Asset-backed securities	71,469	223	(379)	71,313
Corporate debt securities	41,136	208	(3,629)	37,715
Total	$408,105	$770	$(29,728)	$379,147

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,911	$—	$(760)	$7,151
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	150,999	170	(14,461)	136,708
Other	5,080	78	(36)	5,122
Other mortgage backed securities	48,336	65	(2,128)	46,273
Obligations of state and political subdivisions	93,809	19	(10,343)	83,485
Asset-backed securities	74,006	263	(402)	73,867
Corporate debt securities	41,139	204	(3,661)	37,682
Total	$421,280	$799	$(31,791)	$390,288

Debt securities Available-for-Sale with an aggregate fair value of $211,047,000 at March 31, 2025 and $251,961,000 at December 31, 2024, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $170,877,000 at March 31, 2025 and $192,671,000 at December 31, 2024.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at March 31, 2025. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		March 31, 2025
		Debt Securities Available-For-Sale
(Dollars in thousands)		U.S. Government	Other	Obligations
		Agency &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Sponsored Agency	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$1,012	$6,439	$—	$—
Fair value	—	—	1,006	6,411	—	—

1 - 5 Years:
Amortized cost	7,918	6,188	4,711	9,301	—	5,256
Fair value	7,297	6,160	4,688	9,098	—	5,007

5 - 10 Years:
Amortized cost	—	3,444	1,031	29,007	2,530	30,656
Fair value	—	3,490	1,045	25,428	2,537	28,685

After 10 Years:
Amortized cost	—	142,546	38,691	45,212	68,939	5,224
Fair value	—	129,912	37,228	38,356	68,776	4,023

Total:
Amortized cost	$7,918	$152,178	$45,445	$89,959	$71,469	$41,136
Fair value	7,297	139,562	43,967	79,293	71,313	37,715
[1]	Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

At March 31, 2025 and December 31, 2024, the Corporation had holdings of securities from the following issuers in excess of ten percent of consolidated stockholders’ equity (excluding holdings of the U.S. Government and U.S. Government Agencies and Corporations).

(Dollars in thousands)
Fair
March 31, 2025:	Value
Issuer
Sallie Mae Bank	$25,453
Velocity Commercial Capital	22,308
Nelnet Student Loan Trust	14,518

(Dollars in thousands)
Fair
December 31, 2024:	Value
Issuer
Sallie Mae Bank	$26,187
Velocity Commercial Capital	23,334
Nelnet Student Loan Trust	15,008
Navient Student Loan Trust	10,726

There were no proceeds from sales of Debt Securities Available-For-Sale for the three months ended March 31, 2025 and 2024. Therefore, there were no gains or losses realized during these periods.

The summary below shows the gross unrealized losses and fair value of the Company’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of March 31, 2025 and December 31, 2024:

March 31, 2025

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,297	$(621)	$7,297	$(621)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	15,559	(319)	85,721	(12,461)	101,280	(12,780)
Other	—	—	1,695	(31)	1,695	(31)
Other mortgage-backed debt securities	4,792	(30)	27,567	(1,560)	32,359	(1,590)
Obligations of state and political subdivisions	1,000	(1)	75,870	(10,697)	76,870	(10,698)
Asset-backed securities	17,128	(72)	15,822	(307)	32,950	(379)
Corporate debt securities	4,987	(1,236)	27,834	(2,393)	32,821	(3,629)
Total	$43,466	$(1,658)	$241,806	$(28,070)	$285,272	$(29,728)

December 31, 2024

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,151	$(760)	$7,151	$(760)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	20,726	(570)	81,217	(13,891)	101,943	(14,461)
Other	—	—	1,927	(36)	1,927	(36)
Other mortgage-backed debt securities	21,700	(560)	19,001	(1,568)	40,701	(2,128)
Obligations of state and political subdivisions	243	(7)	79,684	(10,336)	79,927	(10,343)
Asset-backed securities	7,791	(33)	16,280	(369)	24,071	(402)
Corporate debt securities	7,209	(1,178)	25,594	(2,483)	32,803	(3,661)
Total	$57,669	$(2,348)	$230,854	$(29,443)	$288,523	$(31,791)

There were 166 individual debt securities in an unrealized loss position as of March 31, 2025, with a combined decline in value representing 7.10% of the debt securities portfolio. There were 167 individual debt securities in an unrealized loss position as of December 31, 2024, with their combined decline in value representing 7.36% of the debt securities portfolio.

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

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Company’s consolidated balance sheet and totaled $2,117,000 as of March 31, 2025. Accrued interest receivable on debt securities available for sale is excluded from the estimate of credit losses.

All debt securities available for sale in an unrealized loss position, as of March 31, 2025, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold debt securities for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategies, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the debt securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

Management continues to monitor all of our debt securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its debt securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

Equity Securities

In accordance with ASC 321-10, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. Equity securities without readily determinable fair values are recorded at cost, adjusted for observable price changes and impairments, if any.

At March 31, 2025 and December 31, 2024, the Company had $1,501,000 and $1,587,000, respectively, in equity securities recorded at fair value. The following is a summary of realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2025 and 2024:

(Dollars in thousands)	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Net gains (losses) from market value fluctuations recognized during the period on equity securities	$(86)	$(184)
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Net gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(86)	$(184)

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

The Company monitors the equity securities portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be impaired at March 31, 2025 or December 31, 2024.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $559,000 and $737,000 at March 31, 2025 and December 31, 2024, respectively.

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

As an addition to the commercial loans receivable portfolio, the Company may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of March 31, 2025, the Company's balance of GGLs was $4,267,000, compared to $4,306,000 at December 31, 2024.

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

Commercial and industrial loans and real estate loans issued for commercial purpose are charged off in whole or in part when they become sufficiently delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or part of the contractual cash flows are not expected to be collected, the loan is designated for individual evaluation to determine expected credit losses based on an analysis of the cash flows or collateral estimated at fair value less cost to sell. Should a GGL default, demand is made to the originating bank for repurchase of the loan. If the originating bank does not repurchase the loan, demand for repurchase is then made to the appropriate government agency which has provided the guarantee for the loan.

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

Allowance for Credit Losses - Loans

The allowance for credit losses (“ACL”) is an estimate of losses arising from borrowers’ inability to make loan payments as required, which is calculated via a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. All adjustments will be established through provisions for credit losses charged against income. Loans deemed to be uncollectible are charged against the ACL and subsequent recoveries, if any, are credited to the allowance.

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

Modeling of the ACL uses sophisticated statistical techniques to arrive at reasonable and supportable forecasts of expected losses. The Company has contracted with a third-party vendor to assist in developing models for the ACL related to the Company’s loan portfolio under ASC 326. The Company has opted to utilize the Weighted Average Remaining Maturity (“WARM”) method to calculate the ACL which uses an average annual charge-off rate. This average annual charge-off rate contains loss content over several vintages and is used as a foundation for estimating the credit loss content for loans by segmented pools at the balance sheet date and is used to determine a historical charge-off rate. When estimating expected credit losses, the Company considers forward-looking information that is reasonable, supportable, and relevant to assessing the collectability of cash flows. Reasonable and supportable forecasts may extend over the entire contractual term of a loan or a period shorter than the contractual term. Reasonable and supportable forecasts may vary by portfolio segment or individual forecast input. These forecasts may include data from internal sources, external sources, or a combination of both.

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

In accordance with ASC 326-20-30-2, the Company will evaluate individual loans for expected credit losses when the loans do not share similar risk characteristics with loans evaluated using the collective method. Management may evaluate loans on an individual basis even when no specific expectation of collectability is in place. Loans for which individual evaluation has been deemed necessary are then analyzed to determine if a reserve is required for the loan. A loan would be individually evaluated under the following circumstances (a) if it is on non-accrual status, (b) if a distressed loan is determined to be collateral dependent, or (c) if the Company has other concerns regarding the viability of the loan. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Once identified as a loan requiring individual evaluation, the loan is analyzed based on the fair market value of the underlying collateral.

Loans that have been individually evaluated for expected credit losses may have a portion of the reserve allocated to cover the calculated collateral deficiency or the amount of the collateral deficiency may be charged off. Loans individually evaluated for expected credit losses may have zero specific allocation if the evaluation/analysis shows that no collateral deficiency exists for the loan and no loss is expected.

ASC 326-20, Loan Modifications Experiencing Financial Difficulty, eliminated the accounting guidance for Troubled Debt Restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In accordance with the new guidance, the Company no longer evaluates loans with modifications made to borrowers experiencing financial difficulty individually for impairment, nor establishes a related specific reserve for such loans, but rather these loans are included in their respective portfolio segment and evaluated collectively for impairment to establish an allowance for credit losses. Any modifications of loans to borrowers experiencing financial difficulty that are classified as non-accrual or are otherwise designated as collateral dependent are individually evaluated for determination of expected credit losses.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. Off-balance sheet credit exposures primarily include undrawn portions of revolving lines of credit and standby letters of credit. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the amount of the reserve for unfunded lending commitments was $89,000 and $102,000, respectively.

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Company’s consolidated balance sheets and totaled $2,685,000 as of March 31, 2025 compared to $2,575,000 at December 31, 2024. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

The following table presents outstanding loan balances by loan class prior to allocation of net deferred fees and costs, as well as the balance of total gross loans after allocation of net deferred fees and costs and net loans after allocation of the allowance for credit losses as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)	March 31,	December 31,
	2025	2024
Real Estate	$863,384	$851,393
Agricultural	1,112	936
Commercial and Industrial	67,832	66,706
Consumer	6,478	6,390
State and Political Subdivisions	24,622	22,138
Subtotal:	963,428	947,563
Net Deferred Fees and Costs	753	888
Subtotal: Total Loans	964,181	948,451
Allowance for Credit Losses	(8,068)	(7,672)
Loans, Net	$956,113	$940,779

The following tables present the classes of the loan portfolio summarized by risk rating and year of origination and year-to-date gross charge-offs by loan portfolio summarized by year of origination as of March 31, 2025 and December 31, 2024.

March 31, 2025:
(Dollars in thousands)

Real Estate:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$33,233	105,065	111,904	160,081	117,799	308,144	$836,226
7 Special Mention	—	—	—	69	225	1,219	1,513
8 Substandard	—	—	—	4,503	567	20,575	25,645
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	(5)	37	(96)	128	118	98	280
Total Real Estate Loans	$33,228	$105,102	$111,808	$164,781	$118,709	$330,036	$863,664

Agricultural:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$29	239	208	35	—	601	$1,112
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	1	2	1	1	—	—	5
Total Agricultural Loans	$30	$241	$209	$36	$—	$601	$1,117

Commercial and Industrial:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$2,186	8,066	17,155	8,479	4,214	27,698	$67,798
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	34	34
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	19	74	44	54	4	196	391
Total Commercial and Industrial Loans	$2,205	$8,140	$17,199	$8,533	$4,218	$27,928	$68,223

Consumer:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$806	2,647	1,146	620	492	757	$6,468
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	10	10
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	7	33	16	8	2	—	66
Total Consumer Loans	$813	$2,680	$1,162	$628	$494	$767	$6,544

State and Political Subdivisions:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$2,571	—	1,226	2,739	13,338	4,748	$24,622
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	2	—	2	1	3	3	11
Total State and Political Subdivision Loans	$2,573	$—	$1,228	$2,740	$13,341	$4,751	$24,633

Total Loans:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$38,825	$116,017	$131,639	$171,954	$135,843	$341,948	$936,226
7 Special Mention	—	—	—	69	225	1,219	1,513
8 Substandard	—	—	—	4,503	567	20,619	25,689
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	24	146	(33)	192	127	297	753
Total Loans	$38,849	$116,163	$131,606	$176,718	$136,762	$364,083	$964,181

	2025	2024	2023	2022	2021	Prior	Total
Gross Charge Offs:
Real Estate	$—	—	—	—	—	—	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	361	—	—	—	361
Consumer	—	—	—	—	2	8	10
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$—	$—	$361	$—	$2	$8	$371

As of December 31, 2024:
(Dollars in thousands)

Real Estate:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$103,734	114,854	167,390	119,406	101,748	216,890	$824,022
7 Special Mention	—	—	76	225	—	1,239	1,540
8 Substandard	—	—	4,529	568	4,093	16,641	25,831
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	76	(30)	133	123	93	13	408
Total Real Estate Loans	$103,810	$114,824	$172,128	$120,322	$105,934	$234,783	$851,801

Agricultural:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$59	223	43	—	—	611	$936
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	2	1	—	—	—	—	3
Total Agricultural Loans	$61	$224	$43	$—	$—	$611	$939

Commercial and Industrial:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$8,481	16,252	8,888	4,544	3,086	24,998	$66,249
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	420	—	—	12	25	457
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	86	49	59	5	8	192	399
Total Commercial and Industrial Loans	$8,567	$16,721	$8,947	$4,549	$3,106	$25,215	$67,105

Consumer:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$2,962	1,292	718	577	71	764	$6,384
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	6	6
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	38	18	10	3	—	—	69
Total Consumer Loans	$3,000	$1,310	$728	$580	$71	$770	$6,459

State and Political Subdivisions:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$—	1,232	2,739	13,338	—	4,829	$22,138
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	—	2	1	3	—	3	9
Total State and Political Subdivision Loans	$—	$1,234	$2,740	$13,341	$—	$4,832	$22,147

Total Loans:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$115,236	$133,853	$179,778	$137,865	$104,905	$248,092	$919,729
7 Special Mention	—	—	76	225	—	1,239	1,540
8 Substandard	—	420	4,529	568	4,105	16,672	26,294
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	202	40	203	134	101	208	888
Total Loans	$115,438	$134,313	$184,586	$138,792	$109,111	$266,211	$948,451

	2024	2023	2022	2021	2020	Prior	Total
Gross Charge Offs:
Real Estate	$—	—	—	—	—	345	$345
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	20	—	504	524
Consumer	—	15	29	11	8	6	69
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$—	$15	$29	$31	$8	$855	$938

State and Political Subdivision Loans include loans categorized as tax-free in the amount of $24,633,000 at March 31, 2025 and $22,147,000 at December 31, 2024. Commercial and Industrial Loans include $4,267,000 of GGLs as of March 31, 2025 and $4,306,000 of GGLs as of December 31, 2024. Loans held for sale are included in the Real Estate Loans category and amounted to $559,000 at March 31, 2025 and $737,000 at December 31, 2024.

The activity in the allowance for credit losses by loan class is summarized below for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024.

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the three months ended March 31, 2025:
Allowance for Credit Losses:
Beginning balance January 1, 2025	$7,215	$2	$313	$98	$44	$7,672
Charge-offs	—	—	(361)	(10)	—	(371)
Recoveries	—	—	15	1	—	16
Provision	357	—	374	5	15	751
Ending Balance	$7,572	$2	$341	$94	$59	$8,068
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$7,572	$2	$341	$94	$59	$8,068

Reserve for Unfunded Lending Commitments	$73	$—	$16	$—	$—	$89

Loans Receivable:
Ending Balance	$863,664	$1,117	$68,223	$6,544	$24,633	$964,181
Ending balance: individually
evaluated for impairment	$4,718	$309	$—	$—	$—	$5,027
Ending balance: collectively
evaluated for impairment	$858,946	$808	$68,223	$6,544	$24,633	$959,154

(Dollars in thousands)	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the three months ended March 31, 2024:
Allowance for Credit Losses:
Beginning balance January 1, 2024	6,539	1	265	78	42	6,925
Charge-offs	—	—	—	(12)	—	(12)
Recoveries	18	—	—	1	—	19
Provision	168	—	57	18	21	264
Ending Balance	$6,725	$1	$322	$85	$63	$7,196
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$6,725	$1	$322	$85	$63	$7,196

Reserve for Unfunded Lending Commitments	$155	$—	$30	$—	$1	$186

Loans Receivable:
Ending Balance	$813,044	$641	$63,753	$5,843	$26,190	$909,471
Ending balance: individually
evaluated for impairment	$3,993	$309	$611	$—	$—	$4,913
Ending balance: collectively
evaluated for impairment	$809,051	$332	$63,142	$5,843	$26,190	$904,558

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the year ended December 31, 2024:
Allowance for Credit Losses:
Beginning balance January 1, 2024	6,539	1	265	78	42	6,925
Charge-offs	(345)	—	(524)	(69)	—	(938)
Recoveries	21	—	19	5	—	45
Provision	1,000	1	553	84	2	1,640
Ending Balance	$7,215	$2	$313	$98	$44	$7,672
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$7,215	$2	$313	$98	$44	$7,672

Reserve for Unfunded Lending Commitments	$85	$—	$17	$—	$—	$102

Loans Receivable:
Ending Balance	$851,801	$939	$67,105	$6,459	$22,147	$948,451
Ending balance: individually
evaluated for impairment	$4,214	$309	$—	$—	$—	$4,523
Ending balance: collectively
evaluated for impairment	$847,587	$630	$67,105	$6,459	$22,147	$943,928

The Company's activity in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2025 and 2024 was as follows:

(Dollars in thousands)
	2025	2024
Balance at January 1	$102	$166
(Recapture) provision for credit losses on unfunded commitments	(13)	20
Balance at March 31	$89	$186

During the three months ended March 31, 2025, there were no modifications granted on loans to borrowers experiencing financial difficulty. There was one loan modification granted on a loan to a borrower experiencing financial difficulty during the three months ended March 31, 2024 which was completed to allow a period of interest-only payments of six months and carried a post modification recorded investment of $9,455,000.

The outstanding recorded investment of loans to borrowers experiencing financial difficulty was $10,193,000 at December 31, 2024. There were no unfunded commitmenst on modified loans to borrowers experiencing financial difficulty as of December 31, 2024. At December 31, 2024, there were no modifications of loans to borrowers experiencing financial difficulty that were not in compliance with the terms of there restructure. There were no modifications granted on loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

The following table presents the outstanding recorded investment and number of modifications of loans to borrowers experiencing financial difficulty at December 31, 2024.

	December 31, 2024
Modifications of Loans to Borrowers Experiencing Financial Difficulty:			Recorded Investment
	Number of	Recorded	% of Loan
	Contracts	Investment	Segment
Real Estate:
Non-Accrual	—	$—	0.00%
Accruing	4	10,193	1.20%
Subtotal - Real Estate:	4	10,193	1.20%

Total	4	$10,193	1.07%

Of the modifications of loans to borrowers experiencing difficulty that were completed during the twelve months preceding March 31, 2025, two loans experienced payment defaults during the three months ended March 31, 2025. One loan carrying a balance of $120,000 experienced a payment default during the three months ended March 31, 2025 but was paid current by the customer as of March 31, 2025. A loan carrying a balance of $425,000 experienced a payment default during the three months ended March 31, 2025 and remained in past due status as of March 31, 2025. Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding March 31, 2024, one loan carrying a balance of $9,455,000 experienced a payment default during the three months ended March 31, 2024 but was paid current by the customer as of March 31, 2024.

The following table presents information regarding modifications of loans to borrowers experiencing financial difficulty that were completed during the three months ended March 31, 2024. There were no modifications of loans to borrowers experiencing financial difficulty completed during the three months ended March 31, 2025.

(Dollars in thousands)	For the Three Months Ended March 31, 2024
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	1	$9,455	$9,455	$9,455
Total	1	$9,455	$9,455	$9,455

The following table provides detail regarding the types of loan modifications made for borrowers experiencing financial difficulty during the three months ended March 31, 2024. There were no modifications of loans to borrowers experiencing financial difficulty completed during the three months ended March 31, 2025.

	For the Three Months Ended March 31, 2024
	Rate	Term	Payment	Release of	Number
	Modification	Modification	Modification	Collateral	Modified
Real Estate	—	—	1	—	1
Total	—	—	1	—	1

The recorded investment, unpaid principal balance, and the related allowance of the Company’s non-accrual loans are summarized below at March 31, 2025 and December 31, 2024:

(Dollars in thousands)	March 31, 2025
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$—	$4,718	$4,718	$—	$6,707	$6,707	$—
Total	$—	$4,718	$4,718	$—	$6,707	$6,707	$—

(Dollars in thousands)	December 31, 2024
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$—	$4,214	$4,214	$—	$6,203	$6,203	$—
Total	$—	$4,214	$4,214	$—	$6,203	$6,203	$—

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The following table presents the Company’s individually evaluated, collateral-dependent loans by segment as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)
March 31, 2025
Loan Segment/Collateral Type	Real Estate	Other
Real Estate:
1-4 Family Real Estate	$246	$—
Multifamily Real Estate	3,044	—
Owner Occupied, Non-Farm, Non-Residential Real Estate	1,428	—
Subtotal - Real Estate:	4,718	—

Agricultural:
Stock	$—	$309
Subtotal - Agricultural:	—	309

Total	$4,718	$309

(Dollars in thousands)
December 31, 2024
Loan Segment/Collateral Type	Real Estate	Other
Real Estate:
1-4 Family Real Estate	$247	$—
Multifamily Real Estate	3,044	—
Owner Occupied, Non-Farm, Non-Residential Real Estate	923	—
Subtotal - Real Estate:	4,214	—

Agricultural:
Stock	$—	$309
Subtotal - Agricultural:	—	309

Total	$4,214	$309

At March 31, 2025 and December 31, 2024, there were no commitments to lend additional funds with respect to individually evaluated loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of March 31, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)	March 31,	December 31,
	2025	2024
Real Estate	$4,718	$4,214
Agricultural	—	—
Commercial and Industrial	—	—
Consumer	—	—
State and Political Subdivisions	—	—
Total non-accrual loans	4,718	4,214
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	1,212	756
Total non-performing assets	$5,930	$4,970

There were no foreclosed assets held for resale at March 31, 2025 or December 31, 2024. Consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained amounted to $0 at March 31, 2025 and December 31, 2024. When applicable, consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained are not included in foreclosed asset balances.

The following tables present the classes of the loan portfolio, including individually evaluated loans, summarized by past-due status at March 31, 2025 and December 31, 2024.

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
March 31, 2025:
Real Estate	$4,365	$703	$5,850	$10,918	$852,746	$863,664	$1,212
Agricultural	—	—	—	—	1,117	1,117	—
Commercial and Industrial	61	—	80	141	68,082	68,223	—
Consumer	29	—	—	29	6,515	6,544	—
State and Political Subdivisions	—	—	—	—	24,633	24,633	—
Total	$4,455	$703	$5,930	$11,088	$953,093	$964,181	$1,212

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2024:
Real Estate	$4,247	$221	$4,970	$9,438	$842,363	$851,801	$756
Agricultural	—	—	—	—	939	939	—
Commercial and Industrial	378	—	—	378	66,727	67,105	—
Consumer	11	2	—	13	6,446	6,459	—
State and Political Subdivisions	—	—	—	—	22,147	22,147	—
Total	$4,636	$223	$4,970	$9,829	$938,622	$948,451	$756

NOTE 5 — DEPOSITS

Major classifications of deposits at March 31, 2025 and December 31, 2024 consisted of:

(Dollars in thousands)	March 31,	December 31,
	2025	2024
Non-interest bearing demand	$209,184	$203,583
Interest bearing demand	250,430	278,869
Savings	185,975	195,310
Time certificates of deposits less than $250,000	348,854	327,236
Time certificates of deposits $250,000 or greater	49,657	39,782
Other time	1,293	1,100
Total deposits	$1,045,393	$1,045,880

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Short-term borrowings and weighted–average interest rates at March 31, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	March 31, 2025		December 31, 2024
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—%	$—	6.56%
Securities sold under agreements to repurchase	32,438	3.86%	32,932	4.34%
Federal Discount Window	—	4.50%	—	5.46%
Federal Home Loan Bank of Pittsburgh	107,850	4.77%	101,494	5.60%
Total	$140,288	4.56%	$134,426	5.37%

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

The following table presents the repurchase agreements subject to enforceable master netting arrangements as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross	Net Amounts
		Amounts	of Liabilities
	Gross	Offset in the	Presented
	Amounts of	Consolidated	in the		Cash
	Recognized	Balance	Consolidated	Financial	Collateral	Net
	Liabilities	Sheet	Balance Sheet	Instruments	Pledge	Amount
March 31, 2025
Repurchase agreements (a)	$32,438	$—	$32,438	$(32,438)	$—	$—

December 31, 2024
Repurchase agreements (a)	$32,932	$—	$32,932	$(32,932)	$—	$—
(a)	As of March 31, 2025 and December 31, 2024, the fair value of securities pledged in connection with repurchase agreements was $35,662,000 and $36,216,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2025:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
March 31, 2025:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$32,438	$—	$—	$—	$32,438
Total	$32,438	$—	$—	$—	$32,438

Long-Term Borrowings and Letters of Credit

Long-term borrowings are comprised of advances from the FHLB. The Company’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, the FHLB may declare all indebtedness of the Company immediately due. In addition, the FHLB shall not be required to fund advances under any outstanding commitments. As of March 31, 2025 and December 31, 2024, the Company had $106,000,000 in long-term borrowings outstanding with the FHLB.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Company’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Company’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Company to pledge collateral in the amount necessary to secure these funds. There were no irrevocable standby letters of credit which could be drawn on through the FHLB’s close of business on March 31, 2025 or December 31, 2024. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Bank. Principal qualifying assets are certain real estate mortgages and investment securities. As of March 31, 2025, loans of $766,289,000 were pledged to the FHLB which resulted in a FHLB maximum borrowing capacity of $534,842,000. As of March 31, 2025, no securities were pledged as collateral to the FHLB to secure FHLB loans and letters of credit.

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

The Company currently leases two branch banking facilities and one parcel of land under operating leases. At March 31, 2025, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,407,000 and $1,931,000, respectively. At December 31, 2024, right-of-use assets and lease liabilities stood at $1,400,000 and $1,920,000, respectively, in the consolidated balance sheets. Options to extend or terminate a lease may be included in the Company’s lease agreements. When it is reasonably certain that the Company will exercise those options, the right-of-use asset and lease liability will reflect the renewal or termination option. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, the Company’s incremental borrowing rate was used for each of the leases.

The Company recognized total operating lease costs for the three months ended March 31, 2025 and 2024 of $48,000 and $53,000, respectively. Operating lease costs are included in occupancy, net in the accompanying statements of income. Cash payments totaled $44,000 and $49,000, respectively, for the three months ended March 31, 2025 and 2024.

The following table displays the weighted-average term and discount rates for operating leases outstanding as of March 31, 2025 and December 31, 2024.

	March 31,	December 31,
	2025	2024
Weighted-average term (years)	18.81	18.95
Weighted-average discount rate	4.19%	4.19%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)
	March 31,	December 31,
Minimum Lease Payments due:	2025	2024
Within one year	$166	$175
After one but within two years	144	140
After two but within three years	155	154
After three but within four years	157	157
After four but within five years	157	157
After five years	2,120	2,160
Total undiscounted cash flows	2,899	2,943
Discount on cash flows	(968)	(1,023)
Total lease liability	$1,931	$1,920

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

Net Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the net fair value of the Company’s derivative financial instruments as well as the classification on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

(Dollars in thousands)	March 31, 2025
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$2,995
Total		$—		$2,995

(Dollars in thousands)	December 31, 2024
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$1,463
Total		$—		$1,463

The following table presents the derivative liabilities subject to an enforceable master netting arrangement as of March 31, 2025 and December 31, 2024:

		Gross	Net Amounts	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross	Amounts	of Liabilities
(Dollars in thousands)	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2025
Derivatives	$2,995	$—	$2,995	$—	$(2,995)	$—

December 31, 2024
Derivatives	$1,463	$—	$1,463	$—	$(1,463)	$—

The following table presents the remaining contractual maturity of the master netting arrangements as of March 31, 2025:

	Remaining Contractual Maturity of the Agreements
				Greater
(Dollars in thousands)	Up to	1 to 3	3 to 5	than
	1 Year	Years	Years	5 Years	Total
March 31, 2025:
Derivative Assets	$—	$120	$—	$—	$120
Derivative Liabilities	—	(2,038)	(1,077)	—	(3,115)
Total net derivatives	$—	$(1,918)	$(1,077)	$—	$(2,995)

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rates. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of March 31, 2025, the Company had a total of two interest rate swaps with a combined notional amount of $50,000,000 hedging fixed-rate available-for-sale debt securities and one interest rate swap with a notional amount of $75,000,000 hedging fixed-rate loans.

As of March 31, 2025 and December 31, 2024, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges:

(Dollars in thousands)	March 31,	December 31,
	2025	2024
Carrying amount of hedged assets:	Closed Portfolio Amount	Closed Portfolio Amount
Fixed Rate Loans	$131,167	$134,878
Available-for-sale - Municipals	50,574	50,653
Available-for-sale - MBS	32,085	32,821
Total	$213,826	$218,352

Interest rate swaps notional amount	$125,000	$125,000

(Dollars in thousands)	March 31,	December 31,
	2025	2024
Cumulative amount of fair value hedging adjustment included in the carrying amount of assets:
Fixed Rate Loans	$128	$823
Available-for-sale - Municipals	(840)	(375)
Available-for-sale - MBS	(275)	(122)
Total	$(987)	$326

The table below presents the pre-tax effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the year-to-date periods ended March 31, 2025 and 2024:

(Dollars in thousands)	March 31,
	2025	2024
Amount of loss recognized in other comprehensive loss	$(881)	$(452)
Amount of gain, net of fair value re-measurements, included in interest income	164	123

Cash Flow Hedges of Interest Rate Risk

The Company uses derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of March 31, 2025, the Company had a total of two interest rate swaps with a combined notional amount of $100,000,000 hedging specific short-term wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. During the next twelve months, it is estimated that an additional $399,000 will be reclassified as interest expense.

Interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For cash flow hedges on the Company's short-term wholesale funding positions, amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate short-term wholesale funding positions. During the year-to-date period ended March 31, 2025, the Company reclassified $1,000 as a reduction in interest expense.

The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the year-to-date periods ended March 31, 2025 and 2024:

(Dollars in thousands)	March 31,
	2025	2024
Amount of loss recognized in other comprehensive loss	$(1,508)	$(766)
Amount of gain reclassified from accumulated other comprehensive loss to interest expense	1	248

Interest rate swaps notional amount	$100,000	$100,000

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of March 31, 2025 and December 31, 2024, the Company’s derivatives were in a net liability position resulting in the Company having collateral in the amount of $6,570,000 posted with the counterparty at March 31, 2025 and December 31, 2024.

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at March 31, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)
	March 31, 2025	December 31, 2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$109,835	$111,793
Financial standby letters of credit	$2,364	$2,665
Performance standby letters of credit	$5,260	$5,530

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

Financial Instruments with Concentrations of Credit Risk

The Company originates primarily commercial and residential real estate loans to customers predominately in the Company’s primary, Pennsylvania market area. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At March 31, 2025, the Company had $863,664,000 in loans secured by real estate, which represented 89.6% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of March 31, 2025 and December 31, 2024, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At March 31, 2025 and December 31, 2024, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

March 31, 2025	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,297	$—	$—	$7,297
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	135,045	—	135,045
Other	—	4,517	—	4,517
Other mortgage backed debt securities	—	43,967	—	43,967
Obligations of state and political subdivisions	—	79,293	—	79,293
Asset-backed securities	—	71,313	—	71,313
Corporate debt securities	—	37,715	—	37,715
Total debt securities available-for-sale	7,297	371,850	—	379,147
Marketable equity securities	1,501	—	—	1,501
Total recurring fair value measurements	$8,798	$371,850	$—	$380,648

(Dollars in thousands)

December 31, 2024	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,151	$—	$—	$7,151
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	136,708	—	136,708
Other	—	5,122	—	5,122
Other mortgage backed debt securities	—	46,273	—	46,273
Obligations of state and political subdivisions	—	83,485	—	83,485
Asset-backed securities	—	73,867	—	73,867
Corporate debt securities	—	37,682	—	37,682
Total debt securities available-for-sale	7,151	383,137	—	390,288
Marketable equity securities	1,587	—	—	1,587
Total recurring fair value measurements	$8,738	$383,137	$—	$391,875

The estimated fair values of equity securities and US Treasury debt securities classified as Level 1 are derived from quoted market prices in active markets; the equity securities consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Company does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2025 or 2024.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

Periodically, non-recurring adjustments may be applied to the carrying value of loans based on the fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain specific allocation amounts for individually evaluated collateral-dependent loans as calculated when establishing the allowance for credit losses. The Company’s valuation procedure for any individually evaluated loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end unless the Board of Directors waives such requirement for a specific loan, in favor of obtaining a Certificate of Inspection instead, defined as an internal evaluation completed by the Company. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For individually evaluated loans less than $250,000 upon classification and annually at year end, the Company completes a Certificate of Inspection, which includes an onsite inspection, and considers value indicators such as insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations.These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the individually evaluated loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2025 and 2024.

Individually evaluated loans measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at March 31, 2025
Individually evaluated loans:
Real Estate	$—	$—	$1,603	$1,603
Total individually evaluated loans	$—	$—	$1,603	$1,603

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2024
Individually evaluated loans:
Real Estate	$—	$—	$1,603	$1,603
Total individually evaluated loans	$—	$—	$1,603	$1,603

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

There were no foreclosed assets held for resale measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024.

The Company’s foreclosed asset valuation procedure requires an appraisal or a Certificate of Inspection, which considers the sales prices of similar properties in the proximate vicinity, to be completed periodically with the exception of those cases in which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2025 and 2024.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements

March 31, 2025	Estimate	Valuation Technique	Unobservable Input	Range	Average
Individually evaluated loans - collateral dependent	$1,603	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(5%) – (5%)	(5%)

December 31, 2024
Individually evaluated loans - collateral dependent	$1,603	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(5%) – (5%)	(5%)

1. Fair value is generally determined through independent appraisals or Certificates of Inspection of the underlying collateral, as defined by Bank regulators.

2. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3. Includes qualitative adjustments by management and estimated liquidation expenses.

4. Collateral values may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at March 31, 2025
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$10,484	$10,484	$—	$—	$10,484
Interest-bearing deposits in other banks	8,308	—	8,308	—	8,308
Restricted investment in bank stocks	9,335	—	9,335	—	9,335
Net loans	956,113	—	—	954,859	954,859
Mortgage servicing rights	210	—	—	210	210
Accrued interest receivable	5,069	—	5,069	—	5,069

FINANCIAL LIABILITIES:
Demand, savings and other deposits	645,588	—	645,588	—	645,588
Time deposits	399,804	—	398,570	—	398,570
Short-term borrowings	140,288	—	140,340	—	140,340
Long-term borrowings	106,000	—	108,427	—	108,427
Subordinated debentures	25,000	—	21,134	—	21,134
Accrued interest payable	2,538	—	2,538	—	2,538
Derivative liabilities	2,995	—	2,995	—	2,995

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2024
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,933	$9,933	$—	$—	$9,933
Interest-bearing deposits in other banks	7,321	—	7,321	—	7,321
Restricted investment in bank stocks	8,984	—	8,984	—	8,984
Net loans	940,779	—	—	929,302	929,302
Mortgage servicing rights	218	—	—	218	218
Accrued interest receivable	4,993	—	4,993	—	4,993

FINANCIAL LIABILITIES:
Demand, savings and other deposits	677,762	—	677,762	—	677,762
Time deposits	368,118	—	366,772	—	366,772
Short-term borrowings	134,426	—	134,541	—	134,541
Long-term borrowings	106,000	—	107,728	—	107,728
Subordinated debentures	25,000	—	20,618	—	20,618
Accrued interest payable	2,152	—	2,152	—	2,152
Derivative liabilities	2,280	—	2,280	—	2,280

NOTE 12 — REVENUE RECOGNITION

In accordance with ASC 606, the main types of revenue contracts included in non-interest income within the consolidated statements of income are as follows:

Deposits related fees and service charges

Service charges and fees on deposits, which are included as liabilities in the consolidated balance sheets, consist of fees related to monthly fees for various retail and business checking accounts, ATM fees (charged for withdrawals by our deposit customers from other bank ATMs) and insufficient funds fees (“NSF”) (which are charged when customers overdraw their accounts beyond available funds). All deposit liabilities are considered to have one-day terms and therefore related fees are recognized in income at the time when the services are provided to the customers. The Company elected to adopt the practical expedient related to incremental costs of obtaining deposit contracts. As such, any costs associated with acquiring the deposits, except for certificate of deposits (“CDs”) with maturities in excess of one year, are recognized as an expense within non-interest expense in the consolidated statements of income when incurred as the amortization period of the deposit liabilities that otherwise would have been recognized is one year or less.

Wealth/Asset/Trust Management Fees

Wealth management services are delivered to individuals, corporations and retirement funds located primarily within our geographic markets. The Trust Department of the Company conducts the wealth management operations, which provides a broad range of personal and corporate fiduciary services, including the administration of estates.

Assets held in a fiduciary capacity by the Trust Department are not assets of the Company and, therefore, are not included in our consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of March 31, 2025 and December 31, 2024, the fair value of trust assets under management was $120,315,000 and $120,857,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

NOTE 13 — EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (losses) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At March 31, 2025 and 2024, there were no potential dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings (losses) per share.

(In thousands, except earnings per share)	Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$1,053	$(18,377)
Weighted-average common shares outstanding	6,219	6,121
Basic and diluted earnings (losses) per share	$0.17	$(3.00)

NOTE 14 — GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $0 at March 31, 2025 and December 31, 2024.

When applicable, impairment testing is performed on an annual basis, using either a qualitative or quantitative approach. The assumptions used in the impairment test of goodwill are susceptible to change based on changes in economic conditions and other factors, including our stock price. Any change in the assumptions utilized to determine the carrying value of goodwill could adversely affect our results of operations.

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

CRITICAL ACCOUNTING POLICIES

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2024 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Quarter ended March 31, 2025 compared to quarter ended March 31, 2024

First Keystone Corporation realized earnings for the three months ended March 31, 2025 of $1,053,000, an increase of $19,430,000 from the first quarter of 2024. The increase in net income for the three months ended March 31, 2025 was primarily due to the Company recognizing goodwill impairment expense of $19,133,000 during the first quarter of 2024.

On a per share basis, for the three months ended March 31, 2025, net income was $0.17 compared to a net loss of $3.00 per share for the same three month period of 2024. Quarterly regular cash dividends amounted to $0.28 per share for the three months ended March 31, 2025 and 2024.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest and loan fee income less interest expense. In the three months ended March 31, 2025, interest income amounted to $18,210,000, an increase of $1,264,000 or 7.5% from the three months ended March 31, 2024, while interest expense amounted to $9,440,000 in the three months ended March 31, 2025, a decrease of $31,000 or 0.3% from the three months ended March 31, 2024. As a result, net interest income increased $1,295,000 or 17.3% to $8,770,000 from $7,475,000 for the same period in 2024.

The Company’s net interest margin for the three months ended March 31, 2025 was 2.58% compared to 2.25% for the same period in 2024. The increase in net interest margin was primarily a result of increased interest and fees on loans.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the three months ended March 31, 2025 and 2024 was $751,000 and $264,000, respectively. The increase in the provision for credit losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for credit losses for the three months ended March 31, 2025 is also reflective of management’s assessment of the continued credit risk associated with the uncertainty surrounding geopolitical and economic concerns. Charge-off and recovery activity in the allowance for credit losses resulted in net charge-offs of $355,000 and net recoveries of $7,000 for the three months ended March 31, 2025 and 2024, respectively. The increase in net charge-offs for the three months ended March 31, 2025 was mainly the result of two charge-offs completed during the first quarter of 2025. A charge-off of $116,000 was completed on a loan to a trucking transportation business and $245,000 was charged off on a loan to a manufacturer of hemp-based biodegradable plastic food containers. See Allowance for Credit Losses on page 49 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,759,000 for the three months ended March 31, 2025, as compared to $1,344,000 for the same period in 2024, an increase of $415,000, or 30.9%.

Net securities losses decreased $98,000 to $86,000 for the three months ended March 31, 2025 as compared to $184,000 for the three months ended March 31, 2024. The decrease in net securities losses was the result of an improvement in the mark-to-market adjustment on held equity securities during the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024.

Trust department income increased $17,000 or 7.0% to $261,000 for the three months ended March 31, 2025 as compared to the same period in 2024. Service charges and fee income was $546,000 for the first quarter of 2025, an increase of $21,000 or 4.0% from the first quarter of 2024. ATM fees and debit card income increased $26,000 or 5.0% to $543,000 for the three months ended March 31, 2025. Bank owned life insurance income increased $3,000 or 1.9% for the three months ended March 31, 2024. There were also gains from life insurance proceeds in the first quarter of 2025 in the amount of $235,000 as compared the first quarter of 2024 when no gains from life insurance proceeds were recognized.

Net gains on sales of mortgage loans were $20,000 for the first quarter of 2025, an increase of $9,000 or 81.8% as compared to the same period in 2024. The increase was due to more loans sold in the first quarter of 2025 as compared to the first quarter of 2024. Other non-interest income increased $6,000 or 8.7% to $75,000 for the three months ended March 31, 2025.

NON-INTEREST EXPENSE

Total non-interest expense was $8,649,000 for the three months ended March 31, 2025, as compared to $27,145,000 for the three months ended March 31, 2024. The large decrease in total non-interest expense was due to a one-time goodwill impairment charge recognized by the Company in the first quarter of 2024 in the amount of $19,133,000.

Salaries and benefits amounted to $4,630,000 or 53.5% of total non-interest expense for the three months ended March 31, 2025, as compared to $4,554,000 or 16.8% of total non-interest expense for the three months ended March 31, 2024. The increase was mainly due to increased salaries in the first quarter of 2025 as compared to the same period in 2024 in an effort to offer more competitive wages in our various markets, increase retention and support the Company’s growth.

Net occupancy, furniture and equipment, and computer expense amounted to $1,215,000 for the three months ended March 31, 2025, an increase of $129,000 or 11.9% which was mainly due to increased depreciation on furniture and equipment resulting from the replacement of the Bank’s ATM fleet and an increase in disaster recovery expense as the Bank put new disaster recovery systems in place in late 2024. Professional services decreased $55,000 or 12.7% to $378,000 as of the quarter ended March 31, 2025 compared to the same quarter of 2024. The decrease was due to higher audit expense recognized in the first quarter of 2024 related to the adoption of CECL and the goodwill impairment analysis. Pennsylvania shares tax expense amounted to $221,000 for the three months ended March 31, 2025, an increase of $15,000 or 7.3% as compared to the three months ended March 31, 2024.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense amounted to $309,000 for the three months ended March 31, 2025, an increase of $121,000 or 64.4% as compared to the same period in 2024. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $247,000 for the three months ended March 31, 2025, an increase of $25,000 or 11.3% as compared to the three months ended March 31, 2024. The increase was mainly due to increased electronic funds transfer fees and an increase in debit card loss expense in the first quarter of 2025. Data processing expenses amounted to $357,000 for the three months ended March 31, 2025 as compared to $289,000 for the same period of 2024, an increase of $68,000 or 23.5% mainly due to increases in internet banking and core service fees.

Advertising expense amounted to $105,000 in the first quarter of 2025, an increase of $1,000 or 1.0% as compared to the three months ended March 31, 2024.

Other non-interest expense amounted to $1,187,000 for the three months ended March 31, 2025, an increase of $257,000 or 27.6% as compared to the three months ended March 31, 2024. The increase was mainly the result of $307,000 related to a fraud write-off in the first quarter of 2025.

Management of the Company believes that investors’ understanding of the Company’s performance is enhanced by disclosing non-GAAP financial measures without the effects of the impairment as a reasonable basis for comparison of the Company’s ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. The Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

NON-GAAP RECONCILIATION SCHEDULE

FIRST KEYSTONE AND SUBSIDIARY

	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31,	March 31,
	2025	2024
Net interest income after provision for credit losses	$8,019	$7,211
Total non-interest income	1,759	1,344
Total non-interest expense	(8,649)	(27,145)
Income tax (expense) benefit	(76)	213
Net income (loss)	1,053	(18,377)

Adjustments
Other expense:
Goodwill impairment	—	19,133
Income tax (expense) benefit	—	(258)
After tax adjustment to GAAP	—	18,875
Adjusted net income	$1,053	$498

INCOME TAXES

Income tax expense amounted to $76,000 for the three months ended March 31, 2025, as compared to income tax benefit of $213,000 for the three months ended March 31, 2024, an increase of $289,000. The effective total income tax rate was 6.7% for the three months ended March 31, 2025 as compared to 1.1% for the three months ended March 31, 2024. The increase in the effective tax rate was mainly due to higher overall operating income in relation to tax-exempt income. The Company recognized $210,000 of tax credits from low-income housing partnerships in the three months ended March 31, 2025 and 2024.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $1,435,230,000 as of March 31, 2025, an increase of $6,647,000 from year-end 2024. Total assets as of December 31, 2024 amounted to $1,428,538,000.

Total debt securities available-for-sale decreased $11,141,000 or 2.9% to $379,147,000 as of March 31, 2025 from $390,288,000 at December 31, 2024 mainly due to $13,126,000 in maturities, paydowns, and calls completed during the three months ended March 31, 2025, offset by $1,988,000 in securities purchased during the same period.

Total loans increased $15,730,000 or 1.7% to $964,181,000 as of March 31, 2025 from December 31, 2024. Real estate loans, the largest segment of the Company’s loan portfolio, increased by $11,863,000 during the three months ended March 31, 2025.

Total deposits decreased $487,000 or 0.1% to $1,045,393,000 as of March 31, 2025 from December 31, 2024, mainly due to a decrease of $6,088,000 in interest bearing deposits, offset by an increase of $5,601,000 in non-interest bearing deposits.

The Company continues to maintain and manage its asset growth. The Company’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the three months ended March 31, 2025 by $5,862,000 to $246,288,000 from $240,426,000 as of December 31, 2024. Borrowings increased mainly due to the $15,730,000 in loan growth offset by the $11,141,000 decrease in debt securities available-for-sale of which the net impact was not supported by growth in the deposit portfolio.

Total stockholders’ equity amounted to $106,484,000 at March 31, 2025, a decrease of $298,000 or 0.3% from December 31, 2024 mainly due to a decrease in retained earnings of $688,000, offset by an improvement of $390,000 in accumulated other comprehensive loss.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Company as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Company maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 95.0% at March 31, 2025 and 93.6% at March 31, 2024. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

Our primary earning asset, total loans, increased to $964,181,000 as of March 31, 2025, up $15,730,000 or 1.7% since year-end 2024. The loan portfolio continues to be well diversified. Although non-performing assets increased since year-end 2024, overall asset quality has remained consistent. Total non-performing assets were $5,930,000 as of March 31, 2025, an increase of $960,000, or 19.3% from $4,970,000 reported in non-performing assets as of December 31, 2024. Total allowance for credit losses to total non-performing assets was 136.05% as of March 31, 2025 and 154.37% at December 31, 2024. See the Non-Performing Assets section on page 50 for more information.

In addition to loans, another primary earning asset is our overall securities portfolio, which decreased in size from December 31, 2024 to March 31, 2025 mainly due to normal activity in the securities portfolio. Debt securities available-for-sale amounted to $379,147,000 as of March 31, 2025, a decrease of $11,141,000 from year-end 2024. The decrease in debt securities available-for-sale is mainly due to $13,126,000 in principal paydowns, maturities, and calls, offset by $1,988,000 in securities purchased during the three months ended March 31, 2025.

Interest-bearing deposits in other banks increased as of March 31, 2025, to $8,308,000 from $7,321,000 at year-end 2024 mainly due to increased balances held at PNC for derivative margin collateral.

LOANS

Total loans increased to $964,181,000 as of March 31, 2025 as compared to $948,451,000 as of December 31, 2024. The table on page 20 provides data relating to the composition of the Company’s loan portfolio on the dates indicated. Total loans increased by $15,730,000 or 1.7%.

The Real Estate portfolio increased $11,863,000 or 1.4% from $851,801,000 at December 31, 2024 to $863,664,000 at March 31, 2025. The increase in the Real Estate portfolio for the three months ended March 31, 2025 was mainly the result of an increase of $33,233,000 in new loan originations, which were offset by a decrease in utilization of existing real estate lines of credit of $7,982,000 and loan payoffs of $13,190,000, along with regular principal payments and other typical fluctuations in the Real Estate portfolio. The Agricultural portfolio increased $178,000 or 19.0% from $939,000 at December 31, 2024 to $1,117,000 at March 31, 2025. The increase in the Agricultural portfolio for the three months ended March 31, 2025 was mainly the result of one new loan origination in the amount of $29,000 and two loans totaling $236,000 that were reclassed from the Commercial and Industrial portfolio to the Agricultural portfolio during the three months ended March 31, 2025, offset with a decrease of $38,000 in utilization of existing agricultural lines of credit and regular principal payments and other typical fluctuations in the Agricultural portfolio. The Commercial and Industrial portfolio increased $1,118,000 or 1.7% from $67,105,000 at December 31, 2024 to $68,223,000 at March 31, 2025. The increase was attributable to an increase of $2,172,000 in new loan originations and $2,219,000 in utilization of existing commercial and industrial lines of credit, offset by loan payoffs of $1,010,000 and regular principal payments and other typical amortization in the Commercial and Industrial portfolio. The Consumer portfolio increased $85,000 or 1.3% from $6,459,000 at December 31, 2024 to $6,544,000 at March 31, 2025. The increase is mainly attributable to new loan originations of $819,000, offset by a decrease of $70,000 in utilization of existing consumer lines of credit, loan payoffs of $274,000 and regular principal payments. The State and Political Subdivisions portfolio increased $2,486,000 or 11.2% from $22,147,000 at December 31, 2024 to $24,633,000 at March 31, 2025. The increase is mainly the result of two new loan originations totaling $2,571,000, offset by regular principal payments on state and political subdivisions loans completed during the three months ended March 31, 2025.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $936,226,000 or 97.2% of gross loans are graded Pass; $1,513,000 or 0.2% are graded Special Mention; $25,689,000 or 2.7% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Credit Losses for risk grading tables. Overall, non-pass grades decreased $632,000 to $27,202,000 at March 31, 2025, as compared to $27,834,000 at December 31, 2024. Real Estate non-pass grades decreased $213,000 to $27,158,000 as of March 31, 2025 as compared to $27,371,000 as of December 31, 2024. Commercial and Industrial non-pass grades decreased $423,000 to $34,000 as of March 31, 2025 as compared to $457,000 as of December 31, 2024. Consumer non-pass grades increased $4,000 to $10,000 as of March 31, 2025 as compared to $6,000 as of December 31, 2024. There were no Agricultural or State and Political Subdivision non-pass grades at March 31, 2025 or December 31, 2024.

The Company continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	March 31,	December 31,
	2025	2024
Real Estate	$863,664	$851,801
Agricultural	1,117	939
Commercial and Industrial	68,223	67,105
Consumer	6,544	6,459
State and Political Subdivisions	24,633	22,147
Total Loans	$964,181	$948,451

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses constitutes the amount available to absorb losses within the loan portfolio. As of March 31, 2025, the allowance for credit losses was $8,068,000 as compared to $7,672,000 as of December 31, 2024. The allowance for credit losses is established through a provision for credit losses charged to expenses. Loans are charged against the allowance for possible credit losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for credit losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, that might be incurred in the future. On a quarterly basis, management evaluates the qualitative factors utilized in the calculation of the Company’s allowance for credit losses and various adjustments are made to these factors as deemed necessary at the time of evaluation. The following table summarizes the qualitative factor adjustments made during the quarter ended March 31, 2025.

Quarter Ended March 31, 2025:
Loan Segment	Qualitative Factor	Basis Point Increase (Decrease)
Loans secured by first liens	Delinquency Trends	4
Loans secured by owner occupied, non-farm, non-residential properties	Delinquency Trends	4
Loans secured by other non-farm, non-residential properties	Delinquency Trends	4
Commercial and industrial loans	Delinquency Trends	4
Other revolving credit plans	Delinquency Trends	4
Automobile loans	Delinquency Trends	8
Other revolving credit plans	Volume Trends	8
Obligations of states and political subdivisions	Volume Trends	4

The Analysis of Allowance for Credit Losses table contains an analysis of the allowance for credit losses indicating charge-offs and recoveries for the three months ended March 31, 2025 and 2024. Net charge-offs as a percentage of average loans was 0.037% for the three months ended March 31, 2025, compared to net recoveries of 0.001% for the three months endede March 31, 2024. Net charge-offs amounted to $355,000 for the three months ended March 31, 2025 and net recoveries amounted to $7,000 for the three months ended March 31, 2024. The increase in net charge-offs for the three months ended March 31, 2025 was mainly the result of two charge-offs completed during the three months ended March 31, 2025, one in the amount of $116,000 on a loan to a trucking transportation business and $245,000 on a loan to a manufacturer of hemp-based biodegradable plastic food containers and utensils.

For the three months ended March 31, 2025, the provision for credit losses was $751,000, compared to the three months ended March 31, 2024, when the provision carried a balance of $264,000. The provision, net of charge-offs and recoveries, resulted in the quarter end allowance for credit losses of $8,068,000, of which 93.9% was attributed to the Real Estate component, 0.0% attributed to the Agricultural component, 4.2% attributed to the Commercial and Industrial component, 1.2% attributed to the Consumer component, and 0.7% attributed to the State and Political Subdivisions component (refer to the activity in Note 4 – Loans and Allowance for Credit Losses on page 13).

Analysis of Allowance for Credit Losses

(Dollars in thousands)
	March 31,	March 31
As of and for the year ended:	2025	2024
Beginning Balance	$7,672	$6,925

Charge-offs:
Real Estate	—	—
Agricultural	—	—
Commercial and Industrial	361	—
Consumer	10	12
State and Political Subdivisions	—	—
	371	12
Recoveries:
Real Estate	—	18
Agricultural	—	—
Commercial and Industrial	15	—
Consumer	1	1
State and Political Subdivisions	—	—
	16	19

Net charge-offs	355	(7)
Provision (credit) charged to operations	751	264
Balance at end of period	$8,068	$7,196

Ratio of net charge-offs during the period to average loans outstanding during the period	0.037%	(0.001)%
Allowance for credit losses to average loans outstanding during the period	0.844%	0.793%

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

With the Bank’s manageable level of net charge-offs and recoveries along with the additions to the reserve from the provision out of operations, the allowance for credit losses as a percentage of year-to-date average loans amounted to 0.844% and 0.793% at March 31, 2025 and 2024, respectively.

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

Total non-performing assets amounted to $5,930,000 as of March 31, 2025, as compared to $4,970,000 as of December 31, 2024. The economic growth for the first quarter of 2025 was higher than expected. Consumer spending remains at high levels. The inflation rate remained high in March at 2.4%, above the Federal Reserve Board’s desired rate of 2.0%. Business sentiment saw a slight improvement as rates were lowered during the fourth quarter of 2024. This was stalled in the first quarter of 2025, as inflation remained high and imposed tariffs threatened to push inflation higher. Additionally, mass layoffs from the federal government increased unemployment levels. Many economists and influential thinkers still believe that the economy is moving forward in spite of certain forecasts and predictors. The concern of a recession, however, has lessened. Inflation had been receding in the middle of 2024, although it has seen a slow but steady rise in the last few quarters. This has the Federal Reserve looking very cautiously at their next move. This will all depend on which direction inflation and unemployment rates are trending. The war between Ukraine and Russia continues to deeply pierce the landscape of the world. The heightened conflict with Israel and Palestine has caused much hostility throughout the world. The continuing dispute over whether to continue US support of Ukraine and Israel in ongoing efforts has been a strain on the economy. Values of new and used homes and automobiles have remained high. Although, there would seem to be a dynamic shift in the automobile industry where inventories are increasing and sales are slowing, this may lead to a reduced profit margin. Higher interest rates have added to the curtailed borrowing. Consumer savings is dwindling, and credit balances are growing. Supply chains are back up and running efficiently in many areas. Labor continues to remain costly and unpredictable. These forces have had a direct effect on the Company’s non-performing assets. The Company is closely monitoring all segments of its loan portfolio because of the current uncertain economic environment. Non-accrual loans totaled $4,718,000 as of March 31, 2025, as compared to $4,214,000 as of December 31, 2024. There were no foreclosed assets held for resale as of March 31, 2025 and December 31, 2024. There were ten loans past-due 90 days or more and still accruing interest at March 31, 2025 that carried an aggregate balance of $1,212,000, compared to December 31, 2024 when there were six loans past-due 90 days or more and still accruing interest which carried an aggregate balance of $756,000. The loans past-due 90 days or more and still accruing interest as of March 31, 2025 were secured by commercial real estate, residential real estate, and other commercial business assets, all of which were well secured and in the process of collection.

Non-performing assets to total loans was 0.62% at March 31, 2025 and 0.52% at December 31, 2024. Non-performing assets to total assets was 0.41% at March 31, 2025 and 0.35% at December 31, 2024. The allowance for credit losses to total non-performing assets was 136.05% as of March 31, 2025 as compared to 154.37% as of December 31, 2024. Additional detail can be found on page 53 in the Non-Performing Assets and Individually Evaluated Loans table and page 28 in the Non-Performing Assets table. Asset quality is a priority and the Company retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts and engages an annual external loan review.

Performing substandard loans, which have not been designated for individual evaluation to determine expected credit losses, have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not designated for individual evaluation amounted to $20,928,000 at March 31, 2025 and $20,080,000 at December 31, 2024.

Individually evaluated loans were $5,027,000 at March 31, 2025, compared to $4,523,000 at December 31, 2024. The largest individually evaluated loan relationship at March 31, 2025 consisted of a non-performing loan to a student housing holding company which is secured by commercial real estate. At March 31, 2025, the loan carried a balance of $1,603,000, net of $1,989,000 that had been charged off to date. The second largest individually evaluated loan relationship at March 31, 2025 consisted of two non-performing loans granted to an individual for the purpose of renovating a multi-use property slated to be converted into apartments and a retail storefront. Both loans are secured by commercial real estate, and carried an aggregate balance of $1,441,000 at March 31, 2025. The third largest individually evaluated loan relationship at March 31, 2025 consisted of a non-performing loan to the owner of a golf course and catering venue which is secured by commercial real estate. At March 31, 2025, the loan carried a balance of $582,000.

The Company determines the need for individual evaluation of loans based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $5,027,000 in individually evaluated loans at March 31, 2025, none were located outside of the Company’s primary market area.

There were no modifications of loans to borrowers experiencing financial difficulty completed during the three months ended March 31, 2025. The outstanding recorded investment of modified loans to borrowers experiencing financial difficulty as of December 31, 2024 amounted to $10,193,000, with $10,019,000 classified in the Real Estate portfolio and $174,000 classified in the Commercial and Industiral portfolio. The loan modifications to borrowers experiencing financial difficulty as of December 31, 2024 consisted of term modifictions on two loans which allowed an extension of the maturity date for each respective loan, one payment modification which allowed a period of interest-only payments on the loan, and one loan experienced the release of a piece of collateral securing the loan.There were no unfunded commitments on modified loans to borrowers experiencing financial difficulty as of December 31, 2024. At December 31, 2024, there were no modifications of loans to borrowers experiencing financial difficulty that were not in compliance with the terms of their restructure.

Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding March 31, 2025, there were two loans that experienced payment defaults during the three months ended March 31, 2025. One loan carrying a balance of $120,000 experienced a payment default during the three months ended March 31, 2025 but was paid current by the customer as of March 31, 2025. A loan carrying a balance of $425,000 experienced a payment default during the three months ended March 31, 2025 and remained in past due status as of March 31, 2025. Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding March 31, 2024, one loan carrying a balance of $9,455,000 experienced a payment default during the three months ended March 31, 2024, but the loan was paid current by the customer as of March 31, 2024.

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

Improving loan quality is a priority. The Company actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2025. Excluding the assets disclosed in the Non-Performing Assets and Individually Evaluated Loans table below and the Non-Performing Assets table in Note 4 – Loans and Allowance for Credit Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

The economic climate remains unstable. The war between Ukraine and Russia moves into its fourth year and the Israeli conflict in the Gaza strip has intensified and incited worldwide hostilities. Inflationary pressures remain elevated and have seen an increase in the last few months based in large part on newly enacted presidential policies. This continues to create much debate, speculation, and concern regarding the appropriate actions to be taken to overcome the effects of monetary policy adjustments, tariffs, and mass federal layoffs, that have been and will be made to affect the change. Intense political turmoil, commodity prices remaining high, gas prices fluctuating widely from week to week, small businesses closing, larger corporations cutting jobs, unprecedented weather conditions seen around the world, and the uncertainty of where the Federal Reserve may go from here in regards to rates have all exacerbated the difficulties in the national and state economy. Experts at all levels continue to ascertain the intermediate or long term effects of such issues. The Company may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of individually evaluated loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Company’s allowance for credit losses could be required. The extent of the impact of these stressors on the Company’s operational and financial performance will depend on certain developments including reactions to inflationary controls enacted, the labor force, the longevity of the wars, the ongoing political landscape, and the looming worldwide discord, and any after-effects of these factors. These factors may not immediately impact the Company’s operational and financial performance, as the effects of these factors may lag into the future. The Company is also susceptible to the impact of economic and fiscal policy factors that may evolve in the current economic environment.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of March 31, 2025 and December 31, 2024, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Individually Evaluated Loans

(Dollars in thousands)	March 31,	December 31,
	2025	2024
Non-performing assets
Non-accrual loans	$4,718	$4,214
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	1,212	756
Total non-performing assets	$5,930	$4,970

Individually evaluated loans
Non-accrual loans	$4,718	$4,214
Other Individually Evaluated loans	309	309
Total individually evaluated loans	5,027	4,523
Allocated allowance for credit losses	—	—
Net investment in individually evaluated loans	$5,027	$4,523

Individually evaluated loans with a valuation allowance	$—	$—
Individually evaluated loans without a valuation allowance	5,027	4,523
Total individually evaluated loans	$5,027	$4,523

Allocated valuation allowance as a percent of individually evaluated loans	—%	—%
Individually evaluated loans to total loans	0.52%	0.48%
Non-performing assets to total loans	0.62%	0.52%
Non-performing assets to total assets	0.41%	0.35%
Allowance for credit losses to individually evaluated loans	160.49%	169.62%
Allowance for credit losses to total non-performing assets	136.05%	154.37%

Real estate mortgages comprise 89.6% of the loan portfolio as of March 31, 2025, as compared to 89.8% as of December 31, 2024. Real estate mortgages consist of both loans secured by residential and commercial real estate. The Real Estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential component of the Real Estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Company’s market area and are subject to risks associated with the local economy. The loans secured by commercial real estate typically reprice approximately every three to five years and are also concentrated in the Company’s market area. The Company’s loss exposure on its individually evaluated loans continues to be mitigated by collateral positions on these loans. The allocated allowance for credit losses associated with individually evaluated loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS, OTHER BORROWED FUNDS AND SUBORDINATED DEBT

Consumer and commercial retail deposits are attracted primarily by the Company’s nineteen full service office locations and through its internet banking presence. The Company offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Company regularly reviews competing financial institutions’ interest rates, especially when establishing interest rates on certificates of deposit and municipal deposits.

Total deposits decreased $487,000 to $1,045,393,000 as of March 31, 2025 as non-interest bearing deposits increased by $5,601,000 and interest bearing deposits decreased by $6,088,000 from year-end 2024. The overall decrease in interest bearing deposits was mainly the result of a decrease in interest bearing demand deposits of $28,439,000 and a decrease of $9,355,000 in savings deposits, offset by an increase of $31,493,000 in the balance of time deposits as the result of new higher rate CD promotions during the first three months of 2025.

Total short-term and long-term borrowings increased to $246,288,000 as of March 31, 2025, from $240,426,000 at year-end 2024, an increase of $5,862,000 or 2.4%. Total borrowings increased mainly as a result of the lack of growth in the deposit portfolio from year-end 2024.

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the three months ended March 31, 2025, continued payment of dividends net against net income for the period decreased capital by $688,000. Accumulated other comprehensive loss derived from net unrealized gains on debt securities available-for-sale and interest rate derivatives also impacts capital. At December 31, 2024 accumulated other comprehensive loss was $25,630,000. Accumulated other comprehensive loss stood at $25,240,000 at March 31, 2025, an improvement of $390,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s securities portfolio, as well as its decision to sell securities at a gain or loss. The fluctuations from net unrealized gains on debt securities available-for-sale and derivatives do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Company held 231,611 shares of common stock as treasury stock at March 31, 2025 and December 31, 2024, respectively. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of March 31, 2025 and December 31, 2024.

Total stockholders’ equity was $106,484,000 as of March 31, 2025, and $106,782,000 as of December 31, 2024.

At March 31, 2025 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of March 31, 2025 and December 31, 2024:

			Minimum Capital
	March 31,	December 31,	Adequacy with
	2025	2024	Capital Buffer
Tier 1 leverage ratio (to average assets)	10.26%	10.24%	4.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	14.66%	14.92%	7.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	14.66%	14.92%	8.50%
Total risk-based capital ratio	15.46%	15.69%	10.50%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of March 31, 2025, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At March 31, 2025, the Company had $534,842,000 in maximum borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings, and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $7,767,000.

The Company enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Company to repurchase the assets, the Company may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $32,438,000 at March 31, 2025.

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

Net cash flows provided by operating activities were $308,000 for the three months ended March 31, 2025, compared to net cash flows provided by operating activities of $2,048,000 for the three months ended March 31, 2024. Net income amounted to $1,053,000 for the three months ended March 31, 2025, compared to a net loss of $18,377,000 for the three months ended March 31, 2024. The goodwill impairment recorded during the first quarter of 2024 was a non-cash charge and amounted to $19,133,000 for the three months ended March 31, 2024; therefore, it had no effect on liquidity. For the three months ended March 31, 2025, there was no goodwill impairment. During the three months ended March 31, 2025 and 2024, net premium amortization on securities amounted to $50,000 and $251,000, respectively. Net gains on sales of mortgage loans amounted to $20,000 for the three months ended March 31, 2025 and $11,000 for the three months ended March 31, 2024. Proceeds (net of gains/losses) from sales of mortgage loans originated for sale exceeded originations of mortgage loans originated for resale by $192,000 and $115,000 for the three months ended March 31, 2025 and 2024, respectively. Net securities losses amounted to $86,000 and $184,000 for the three months ended March 31, 2025 and 2024, respectively. Accrued interest receivable increased by $76,000 and $90,000 for the three months ended March 31, 2025 and 2024, respectively. Accrued interest payable increased by $386,000 for the three months ended March 31, 2025 and increased by $286,000 for the three months ended March 31, 2024. Amortization of investment in real estate ventures amounted to $214,000 for the three months ended March 31, 2025 and $205,000 for the three months ended March 31, 2024. Other assets increased $1,734,000 for the three months ended March 31, 2025, compared to an increase of $500,000 for the three months ended March 31, 2024. Other liabilities decreased $345,000 during the three months ended March 31, 2025, compared to a increase of $338,000 during the three months ended March 31, 2024.

Investing activities used cash of $2,404,000 and $16,135,000 during the three months ended March 31, 2025 and 2024, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions, net against purchases) provided cash of $13,126,000 during the three months ended March 31, 2025 and used cash of $17,134,000 during the three months ended March 31, 2024. Changes in restricted investment in bank stocks used cash of $351,000 and $65,000 during the three months ended March 31, 2025 and 2024, respectively. Net cash used to originate loans amounted to $16,257,000 for the three months ended March 31, 2025, compared to net cash provided from a decrease in loans of $1,510,000 for the three months ended March 31, 2024. Proceeds from bank-owned life insurance provided cash of $1,229,000 for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 when there were no proceeds from bank-owned life insurance. Purchases of premises and equipment used cash of $141,000 and $446,000 during the three months ended March 31, 2025 and 2024, respectively. Purchase of investment in real estate ventures used cash of $10,000 and $0 during the three months ended March 31, 2025 and 2024, respectively.

Financing activities provided cash of $3,634,000 and $12,315,000 during the three months ended March 31, 2025 and 2024, respectively. Deposits decreased by $487,000 during the three months ended March 31, 2025 and increased by $1,212,000 during the three months ended March 31, 2024. Short-term borrowings increased by $5,862,000 and $12,817,000 during the three months ended March 31, 2025 and 2024, respectively. Dividends paid amounted to $1,741,000 for the three months ended March 31, 2025, compared to $1,714,000 for the three months ended March 31, 2024.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of rates on assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Company is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Company’s cumulative gap at one year indicates the Company is liability sensitive at March 31, 2025.

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

The table below presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 1.05%, 1.49%, and 1.64% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 0.23%, 3.15%, and 6.15% in the 100, 200 and 300 basis point decreasing rate scenarios presented. All of the forecasts in the increasing and decreasing rate scenarios presented are within the Company’s policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current interest rate environment with federal funds trading in the 425-450 basis point range and many deposit accounts still lagging at markedly lower rates. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Company’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Company’s interest-sensitive assets are able to decline by these amounts. For the three months ended March 31, 2025 the cost of interest-bearing liabilities averaged 3.40%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 5.36%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At March 31, 2025, net present value is projected to increase 0.83% in the 100 basis point immediate increase scenario and decrease 0.61%, and 3.47% in the 200, and 300 basis point immediate increase scenarios, respectively. Additionally, the 100, 200 and 300 basis point immediate decreases in rates are estimated to affect net present value with decreases of 3.06%, 11.50%, and 26.78%. All scenarios presented are within the Company’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

March 31, 2025:	Projected Change
Effect on Net Interest Income
1-Year Net Interest Income Simulation Projection
+300 bp Shock vs. Stable Rate	(1.64)%
+200 bp Shock vs. Stable Rate	(1.49)%
+100 bp Shock vs. Stable Rate	(1.05)%
Flat rate
‒100 bp Shock vs. Stable Rate	(0.23)%
‒200 bp Shock vs. Stable Rate	(3.15)%
‒300 bp Shock vs. Stable Rate	(6.15)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(3.47)%
+200 bp Shock vs. Stable Rate	(0.61)%
+100 bp Shock vs. Stable Rate	0.83%
Flat rate
‒100 bp Shock vs. Stable Rate	(3.06)%
‒200 bp Shock vs. Stable Rate	(11.50)%
‒300 bp Shock vs. Stable Rate	(26.78)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.  Controls and Procedures

a)

Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Interim Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

b)

Changes in internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2025	―	―	―	120,000
February 1 - February 28, 2025	―	―	―	120,000
March 1 - March 31, 2025	―	―	―	120,000
Total	―	―	―	120,000

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended March 31, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FIRST KEYSTONE CORPORATION
Registrant

May 15, 2025	/s/ Jack W. Jones
Jack W. Jones
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2025	/s/ Stacy L. Gordner
Stacy L. Gordner
Assistant Vice President and Interim Chief Financial Officer
(Principal Financial Officer)