Form 10-Q
period 2025-09-30
FIRST KEYSTONE CORP
filed 2025-11-07
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 6,246,157 shares as of November 6, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	September 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$13,016	$9,933
Interest-bearing deposits in other banks	134,239	7,321
Total cash and cash equivalents	147,255	17,254
Debt securities available-for-sale, at fair value	407,770	390,288
Marketable equity securities, at fair value	1,715	1,587
Restricted investment in bank stocks, at cost	8,944	8,984

Loans held for investment	957,630	947,714
Loans held for sale	103	737
Allowance for credit losses	(8,000)	(7,672)
Net loans	949,733	940,779
Premises and equipment, net	19,693	20,272
Operating lease right-of-use assets	1,353	1,400
Accrued interest receivable	5,075	4,993
Cash surrender value of bank owned life insurance	26,189	26,679
Investments in low-income housing partnerships	4,538	5,152
Deferred income taxes	6,545	7,725
Other assets	3,567	3,470
TOTAL ASSETS	$1,582,377	$1,428,583

LIABILITIES
Deposits:
Non-interest bearing	$215,166	$203,583
Interest bearing	977,328	842,297
Total deposits	1,192,494	1,045,880
Short-term borrowings	132,856	134,426
Long-term borrowings	106,000	106,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	1,885	1,920
Accrued interest payable	3,175	2,152
Other liabilities	8,715	6,423
TOTAL LIABILITIES	1,470,125	1,321,801

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of September 30, 2025 and December 31, 2024; issued 0 as of September 30, 2025 and December 31, 2024	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of September 30, 2025 and December 31, 2024; issued 6,477,768 as of September 30, 2025 and 6,450,392 as of December 31, 2024; outstanding 6,246,157 as of September 30, 2025 and 6,218,781 as of December 31, 2024	12,955	12,901
Surplus	45,484	45,072
Retained earnings	81,700	80,148
Accumulated other comprehensive loss	(22,178)	(25,630)
Treasury stock, at cost, 231,611 shares as of September 30, 2025 and December 31, 2024	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	112,252	106,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,582,377	$1,428,583

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

INTEREST INCOME
Interest and fees on loans	$14,615	$13,116	$42,743	$37,507
Interest and dividend income on securities:
Taxable	4,069	4,515	11,816	13,522
Tax-exempt	238	279	712	831
Dividends	24	21	54	45
Dividend income on restricted investment in bank stocks	216	253	610	731
Interest on interest-bearing deposits in other banks	598	58	919	145
Total interest income	19,760	18,242	56,854	52,781
INTEREST EXPENSE
Interest on deposits	7,249	6,374	20,030	18,347
Interest on short-term borrowings	1,482	2,181	4,512	6,168
Interest on long-term borrowings	1,252	1,260	3,713	3,816
Interest on subordinated debt	273	273	820	820
Total interest expense	10,256	10,088	29,075	29,151
Net interest income	9,504	8,154	27,779	23,630
Provision for credit losses	255	718	769	1,492
Net interest income after provision for credit losses	9,249	7,436	27,010	22,138
NON-INTEREST INCOME
Trust department	259	240	800	738
Service charges and fees	650	593	1,756	1,686
Increase in cash surrender value of life insurance	172	172	492	498
ATM fees and debit card income	577	574	1,696	1,656
Net gains on sales of mortgage loans	59	40	97	68
Net securities gains (losses)	109	146	128	(48)
Gains from life insurance proceeds	—	—	255	—
Other	80	95	239	227
Total non-interest income	1,906	1,860	5,463	4,825
NON-INTEREST EXPENSE
Salaries and employee benefits	4,073	4,375	13,006	13,082
Occupancy, net	560	536	1,732	1,637
Furniture and equipment expense	218	167	621	469
Computer expense	425	345	1,254	1,054
Professional services	407	346	1,159	1,245
Pennsylvania shares tax	352	314	840	764
FDIC insurance, net	303	271	916	677
ATM and debit card fees	321	245	874	725
Data processing fees	366	232	1,108	756
Advertising	97	155	340	422
Goodwill impairment	—	—	—	19,133
Other	880	834	3,062	2,667
Total non-interest expense	8,002	7,820	24,912	42,631
Income (loss) before income tax (benefit) expense	3,153	1,476	7,561	(15,668)
Income tax expense (benefit)	345	(31)	786	(178)
NET INCOME (LOSS)	$2,808	$1,507	$6,775	$(15,490)
PER SHARE DATA
Net income (loss) per share:
Basic	$0.45	$0.25	$1.09	$(2.52)
Diluted	0.45	0.25	1.09	(2.52)
Dividends per share	0.28	0.28	0.84	0.84

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three Months Ended
	September 30,
	2025	2024

Net income	$2,808	$1,507

Other comprehensive income:
Unrealized net holding gain on debt securities available-for-sale arising during the period, net of income taxes of $1,019 and $2,670, respectively	3,832	10,043

Fair value adjustment on derivatives, net of income taxes of $245 and $1,506, respectively	(660)	(3,568)

Total other comprehensive income	3,172	6,475

Total comprehensive income	$5,980	$7,982

(Dollars in thousands)	Nine Months Ended
	September 30,
	2025	2024

Net income (loss)	$6,775	$(15,490)

Other comprehensive income:
Unrealized net holding gains on debt securities available-for-sale arising during the period, net of income taxes of $1,553 and $1,617, respectively	5,842	6,081

Fair value adjustment on derivatives, net of income taxes of $911 and $753, respectively	(2,390)	(558)

Total other comprehensive income	3,452	5,523

Total comprehensive income (loss)	$10,227	$(9,967)

_____________________________

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares Issued	Amount	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2025	6,450,392	$12,901	$45,072	$80,148	$(25,630)	$(5,709)	$106,782
Net income				1,053			1,053
Other comprehensive income, net of taxes					390		390
Issuance of common stock under dividend reinvestment plan	—	—	—				—
Dividends - $0.28 per share				(1,741)			(1,741)
Balance at March 31, 2025	6,450,392	$12,901	$45,072	$79,460	$(25,240)	$(5,709)	$106,484
Net income				2,914			2,914
Other comprehensive loss, net of taxes					(110)		(110)
Issuance of common stock under dividend reinvestment plan	—	—	—				—
Dividends - $0.28 per share				(1,741)			(1,741)
Balance at June 30, 2025	6,450,392	12,901	45,072	80,633	(25,350)	(5,709)	$107,547
Net income				2,808			2,808
Other comprehensive income, net of taxes					3,172		3,172
Issuance of common stock under dividend reinvestment plan	27,376	54	412				466
Dividends - $0.28 per share				(1,741)			(1,741)
Balance at September 30, 2025	6,477,768	$12,955	$45,484	$81,700	$(22,178)	$(5,709)	$112,252

Balance at January 1, 2024	6,352,665	$12,705	$44,004	$100,260	$(29,645)	$(5,709)	$121,615
Net (loss)				(18,377)			(18,377)
Other comprehensive income, net of taxes					1,726		1,726
Issuance of common stock under dividend reinvestment plan	32,229	65	396				461
Dividends - $0.28 per share				(1,714)			(1,714)
Balance at March 31, 2024	6,384,894	$12,770	$44,400	$80,169	$(27,919)	$(5,709)	$103,711
Net income				1,380			1,380
Other comprehensive loss, net of taxes					(2,678)		(2,678)
Issuance of common stock under dividend reinvestment plan	32,112	64	340				404
Dividends - $0.28 per share				(1,723)			(1,723)
Balance at June 30, 2024	6,417,006	12,834	44,740	79,826	(30,597)	(5,709)	$101,094
Net income				1,507			1,507
Other comprehensive loss, net of taxes					6,475		6,475
Issuance of common stock under dividend reinvestment plan	—	—	—				—
Dividends - $0.28 per share				(1,732)			(1,732)
Balance at September 30, 2024	6,417,006	$12,834	$44,740	$79,601	$(24,122)	$(5,709)	$107,344

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(Dollars in thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,775	$(15,490)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans	769	1,492
(Release of) provision for credit losses on unfunded commitments	(12)	7
Goodwill impairment	—	19,133
Depreciation and amortization	943	726
Net (discount accretion) premium amortization on securities	(5)	276
Deferred income tax expense (benefit)	252	(42)
Net gains on sales of mortgage loans	(97)	(68)
Proceeds from sales of mortgage loans originated for sale	3,792	2,849
Originations of mortgage loans originated for sale	(3,071)	(2,995)
Net securities (gains) losses	(128)	48
Increase in accrued interest receivable	(82)	(58)
Increase in cash surrender value of bank owned life insurance	(492)	(498)
Gain from bank-owned life insurance proceeds	(255)	—
Net losses on disposals of premises and equipment	12	2
Increase in other assets	(94)	(277)
Amortization of investment in low-income housing partnerships	614	614
Increase (decrease) in accrued interest payable	1,023	(233)
(Decrease) increase in other liabilities	(749)	1,078
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,195	6,564
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of debt securities available-for-sale	41,836	56,749
Purchases of debt securities available-for-sale	(51,918)	(61,439)
Net change in restricted investment in bank stocks	40	120
Net increase in loans	(10,347)	(24,067)
Proceeds from bank-owned life insurance	1,237	—
Purchase of premises and equipment	(329)	(1,424)
Purchase of investment in real estate venture	—	(10)
NET CASH USED IN INVESTING ACTIVITIES	(19,481)	(30,071)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	146,614	39,470
Net (decrease) increase in short-term borrowings	(1,570)	14,007
Repayment of long-term borrowings	—	(20,000)
Dividends paid, net of reinvestment	(4,757)	(2,959)
NET CASH PROVIDED BY FINANCING ACTIVITIES	140,287	30,518

INCREASE IN CASH AND CASH EQUIVALENTS	130,001	7,011
CASH AND CASH EQUIVALENTS, BEGINNING	17,254	17,013
CASH AND CASH EQUIVALENTS, ENDING	$147,255	$24,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$28,052	$29,384
Income taxes paid	578	11
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Right-of-use assets obtained in exchange for lease liabilities	33	33

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Adopted ASUs:

In January of 2025, the Company adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure. ASU 2023-09 was issued to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table, as well as income taxes paid disaggregated by jurisdiction. The amendments in this update were effective for public business entities for annual reporting periods beginning after December 15, 2024. The Company adopted the provisions of ASU 2023-09 effective January 1, 2025. This ASU did not have a material effect on the Company’s financial statements.

Pending ASUs:

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

NOTE 3 — SECURITIES

Debt Securities

The Company classifies its securities as either “Held-to-Maturity” or “Available-for-Sale” at the time of purchase. Securities are accounted for on a trade date basis. Debt securities are classified as Held-to-Maturity when the Company has the ability and positive intent to hold the securities to maturity. Securities classified as Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity. At September 30, 2025 and December 31, 2024, all debt securities held were classified as available-for-sale.

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

There was no allowance for credit losses for Available-For-Sale debt securities as of September 30, 2025; therefore, it is not present in the table below. The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as Available-For-Sale were as follows at September 30, 2025 and December 31, 2024:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2025:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,933	$—	$(468)	$7,465
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	189,142	990	(11,179)	178,953
Other	3,555	40	(22)	3,573
Other mortgage backed securities	39,346	62	(1,235)	38,173
Obligations of state and political subdivisions	84,581	31	(9,093)	75,519
Asset-backed securities	66,159	220	(393)	65,986
Corporate debt securities	40,651	350	(2,900)	38,101
Total	$431,367	$1,693	$(25,290)	$407,770

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,911	$—	$(760)	$7,151
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	150,999	170	(14,461)	136,708
Other	5,080	78	(36)	5,122
Other mortgage backed securities	48,336	65	(2,128)	46,273
Obligations of state and political subdivisions	93,809	19	(10,343)	83,485
Asset-backed securities	74,006	263	(402)	73,867
Corporate debt securities	41,139	204	(3,661)	37,682
Total	$421,280	$799	$(31,791)	$390,288

Debt securities Available-for-Sale with an aggregate fair value of $258,895,000 at September 30, 2025 and $251,961,000 at December 31, 2024, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $219,124,000 at September 30, 2025 and $192,671,000 at December 31, 2024.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at September 30, 2025. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		September 30, 2025
		Debt Securities Available-For-Sale
(Dollars in thousands)		U.S. Government	Other	Obligations
		Agency &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Sponsored Agency	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$—	$5,857	$—	$—
Fair value	—	—	—	5,841	—	—

1 - 5 Years:
Amortized cost	7,933	6,479	4,365	5,395	1,556	5,246
Fair value	7,465	6,448	4,351	5,258	1,557	5,201

5 - 10 Years:
Amortized cost	—	2,931	835	34,311	—	30,181
Fair value	—	2,964	845	30,630	—	29,034

After 10 Years:
Amortized cost	—	183,287	34,146	39,018	64,603	5,224
Fair value	—	173,114	32,977	33,790	64,429	3,866

Total:
Amortized cost	$7,933	$192,697	$39,346	$84,581	$66,159	$40,651
Fair value	7,465	182,526	38,173	75,519	65,986	38,101
[1]	Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

At September 30, 2025 and December 31, 2024, the Corporation had holdings of securities from the following issuers in excess of ten percent of consolidated stockholders’ equity (excluding holdings of the U.S. Government and U.S. Government Agencies and Corporations).

(Dollars in thousands)
Fair
September 30, 2025:	Value
Issuer
Sallie Mae Bank	$24,044
Velocity Commercial Capital	20,249
Nelnet Student Loan Trust	13,628

(Dollars in thousands)
Fair
December 31, 2024:	Value
Issuer
Sallie Mae Bank	$26,187
Velocity Commercial Capital	23,334
Nelnet Student Loan Trust	15,008
Navient Student Loan Trust	10,726

There were no proceeds from sales of Debt Securities Available-For-Sale for the nine months ended September 30, 2025 and 2024. Therefore, there were no gains or losses realized during these periods.

The summary below shows the gross unrealized losses and fair value of the Company’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of September 30, 2025 and December 31, 2024:

September 30, 2025

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,465	$(468)	$7,465	$(468)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	14,815	(20)	82,542	(11,159)	97,357	(11,179)
Other	—	—	1,339	(22)	1,339	(22)
Other mortgage-backed debt securities	6,503	(33)	24,451	(1,202)	30,954	(1,235)
Obligations of state and political subdivisions	—	—	72,202	(9,093)	72,202	(9,093)
Asset-backed securities	20,534	(64)	15,475	(329)	36,009	(393)
Corporate debt securities	—	—	28,799	(2,900)	28,799	(2,900)
Total	$41,852	$(117)	$232,273	$(25,173)	$274,125	$(25,290)

December 31, 2024

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,151	$(760)	$7,151	$(760)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	20,726	(570)	81,217	(13,891)	101,943	(14,461)
Other	—	—	1,927	(36)	1,927	(36)
Other mortgage-backed debt securities	21,700	(560)	19,001	(1,568)	40,701	(2,128)
Obligations of state and political subdivisions	243	(7)	79,684	(10,336)	79,927	(10,343)
Asset-backed securities	7,791	(33)	16,280	(369)	24,071	(402)
Corporate debt securities	7,209	(1,178)	25,594	(2,483)	32,803	(3,661)
Total	$57,669	$(2,348)	$230,854	$(29,443)	$288,523	$(31,791)

There were 154 individual debt securities in an unrealized loss position as of September 30, 2025, with a combined decline in value representing 5.47% of the debt securities portfolio. There were 167 individual debt securities in an unrealized loss position as of December 31, 2024, with their combined decline in value representing 7.36% of the debt securities portfolio.

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

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Company’s consolidated balance sheet and totaled $2,157,000 as of September 30, 2025 as compared to $2,142,000 as of December 31, 2024. Accrued interest receivable on debt securities available for sale is excluded from the estimate of credit losses.

All debt securities available for sale in an unrealized loss position, as of September 30, 2025, continue to perform as scheduled and the Company does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of the Company’s evaluation of its intent and ability to hold debt securities for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategies, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the debt securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities.

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

At September 30, 2025 and December 31, 2024, the Company had $1,715,000 and $1,587,000, respectively, in equity securities recorded at fair value. The following is a summary of realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2025 and 2024:

(Dollars in thousands)	Three months ended	Three months ended
	September 30, 2025	September 30, 2024
Net gains (losses) from market value fluctuations recognized during the period on equity securities	$109	$146
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Net gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$109	$146

(Dollars in thousands)	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Net gains (losses) from market value fluctuations recognized during the period on equity securities	$128	$(48)
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Net gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$128	$(48)

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

The Company monitors the equity securities portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be impaired at September 30, 2025 or December 31, 2024.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $103,000 and $737,000 at September 30, 2025 and December 31, 2024, respectively.

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

As an addition to the commercial loans held for investment portfolio, the Company may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States

Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of September 30, 2025, the Company's balance of GGLs was $3,939,000, compared to $4,306,000 at December 31, 2024.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. Off-balance sheet credit exposures primarily include undrawn portions of revolving lines of credit and standby letters of credit. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the amount of the reserve for unfunded lending commitments was $90,000 and $102,000, respectively.

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Company’s consolidated balance sheets and totaled $2,638,000 as of September 30, 2025 compared to $2,575,000 at December 31, 2024. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

The following table presents outstanding loan balances by loan class prior to allocation of net deferred fees and costs, as well as the balance of total loans held for investment after allocation of net deferred fees and costs and net loans after allocation of the allowance for credit losses as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	September 30,	December 31,
	2025	2024
Real Estate	$866,145	$850,656
Agricultural	1,071	936
Commercial and Industrial	63,988	66,706
Consumer	5,446	6,390
State and Political Subdivisions	20,362	22,138
Subtotal: Total Loans	957,012	946,826
Net Deferred Fees and Costs	618	888
Subtotal: Total Loans Held for Investment	957,630	947,714
Loans Held for Sale	103	737
Allowance for Credit Losses	(8,000)	(7,672)
Net Loans	$949,733	$940,779

The following tables present the classes of the loan portfolio summarized by risk rating and year of origination and year-to-date gross charge-offs by loan portfolio summarized by year of origination as of September 30, 2025 and December 31, 2024.

September 30, 2025:
(Dollars in thousands)

Real Estate:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$82,263	100,093	104,158	152,743	109,815	285,612	$834,684
7 Special Mention	825	94	2,129	339	1,045	1,183	5,615
8 Substandard	—	—	—	4,566	1,290	19,990	25,846
9 Doubtful	—	—	—	—	—	—	—
Total Real Estate Loans	$83,088	$100,187	$106,287	$157,648	$112,150	$306,785	$866,145

Agricultural:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$26	222	158	26	—	639	$1,071
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total Agricultural Loans	$26	$222	$158	$26	$—	$639	$1,071

Commercial and Industrial:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$8,872	6,292	15,561	5,187	3,544	24,214	$63,670
7 Special Mention	—	315	—	—	—	—	315
8 Substandard	—	—	—	—	—	3	3
9 Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$8,872	$6,607	$15,561	$5,187	$3,544	$24,217	$63,988

Consumer:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$1,400	1,679	779	437	382	730	$5,407
7 Special Mention	—	—	—	—	—	29	29
8 Substandard	—	—	—	—	—	10	10
9 Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$1,400	$1,679	$779	$437	$382	$769	$5,446

State and Political Subdivisions:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$64	—	1,195	1,374	13,155	4,574	$20,362
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total State and Political Subdivision Loans	$64	$—	$1,195	$1,374	$13,155	$4,574	$20,362

Total Loans:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$92,625	108,286	121,851	159,767	126,896	315,769	$925,194
7 Special Mention	825	409	2,129	339	1,045	1,212	5,959
8 Substandard	—	—	—	4,566	1,290	20,003	25,859
9 Doubtful	—	—	—	—	—	—	—
Total Loans	$93,450	$108,695	$123,980	$164,672	$129,231	$336,984	$957,012

	2025	2024	2023	2022	2021	Prior	Total
Gross Charge Offs:
Real Estate	$—	—	10	—	—	7	$17
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	426	—	—	—	426
Consumer	—	8	7	3	2	9	29
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$—	$8	$443	$3	$2	$16	$472

As of December 31, 2024:
(Dollars in thousands)

Real Estate:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$103,734	114,225	167,282	119,406	101,748	216,890	$823,285
7 Special Mention	—	—	76	225	—	1,239	1,540
8 Substandard	—	—	4,529	568	4,093	16,641	25,831
9 Doubtful	—	—	—	—	—	—	—
Total Real Estate Loans	$103,734	$114,225	$171,887	$120,199	$105,841	$234,770	$850,656

Agricultural:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$59	223	43	—	—	611	$936
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total Agricultural Loans	$59	$223	$43	$—	$—	$611	$936

Commercial and Industrial:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$8,481	16,252	8,888	4,544	3,086	24,998	$66,249
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	420	—	—	12	25	457
9 Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$8,481	$16,672	$8,888	$4,544	$3,098	$25,023	$66,706

Consumer:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$2,962	1,292	718	577	71	764	$6,384
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	6	6
9 Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$2,962	$1,292	$718	$577	$71	$770	$6,390

State and Political Subdivisions:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$—	1,232	2,739	13,338	—	4,829	$22,138
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total State and Political Subdivision Loans	$—	$1,232	$2,739	$13,338	$—	$4,829	$22,138

Total Loans:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$115,236	$133,224	$179,670	$137,865	$104,905	$248,092	$918,992
7 Special Mention	—	—	76	225	—	1,239	1,540
8 Substandard	—	420	4,529	568	4,105	16,672	26,294
9 Doubtful	—	—	—	—	—	—	—
Total Loans	$115,236	$133,644	$184,275	$138,658	$109,010	$266,003	$946,826

	2024	2023	2022	2021	2020	Prior	Total
Gross Charge Offs:
Real Estate	$—	—	—	—	—	345	$345
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	20	—	504	524
Consumer	—	15	29	11	8	6	69
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$—	$15	$29	$31	$8	$855	$938

State and Political Subdivision Loans include loans categorized as tax-free in the amount of $20,362,000 at September 30, 2025 and $22,138,000 at December 31, 2024. Commercial and Industrial Loans include $3,939,000 of GGLs as of September 30, 2025 and $4,306,000 of GGLs as of December 31, 2024.

The activity in the allowance for credit losses by loan class is summarized below for the three and nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024.

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the three months ended September 30, 2025:
Allowance for Credit Losses:
Beginning balance	$7,293	$3	$329	$84	$53	$7,762
Charge-offs	—	—	(20)	(11)	—	(31)
Recoveries	1	—	12	1	—	14
(Release of) Provision for Credit Losses	229	(1)	24	8	(5)	255
Ending Balance	$7,523	$2	$345	$82	$48	$8,000

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the nine months ended September 30, 2025:
Allowance for Credit Losses:
Beginning balance January 1, 2025	$7,215	$2	$313	$98	$44	$7,672
Charge-offs	(17)	—	(426)	(29)	—	(472)
Recoveries	1	—	28	2	—	31
Provision for Credit Losses	324	—	430	11	4	769
Ending Balance	$7,523	$2	$345	$82	$48	$8,000
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$7,523	$2	$345	$82	$48	$8,000

Reserve for Unfunded Lending Commitments	$63	$—	$27	$—	$—	$90

Loans Held for Investment:
Ending Balance	$866,145	$1,071	$63,988	$5,446	$20,362	$957,012
Ending balance: individually
evaluated for impairment	$4,165	$309	$—	$—	$—	$4,474
Ending balance: collectively
evaluated for impairment	$861,980	$762	$63,988	$5,446	$20,362	$952,538

(Dollars in thousands)	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the three months ended September 30, 2024:
Allowance for Loan Losses:
Beginning balance	$7,206	$2	$325	$91	$63	$7,687
Charge-offs	(237)	—	(504)	(9)	—	(750)
Recoveries	—	—	—	2	—	2
Provision (release of provision) for Credit Losses	194	—	518	10	(4)	718
Ending Balance	$7,163	$2	$339	$94	$59	$7,657

(Dollars in thousands)	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the nine months ended September 30, 2024:
Allowance for Credit Losses:
Beginning balance January 1, 2024	6,539	1	265	78	42	6,925
Charge-offs	(237)	—	(504)	(42)	—	(783)
Recoveries	19	—	1	3	—	23
Provision for Credit Losses	842	1	577	55	17	1,492
Ending Balance	$7,163	$2	$339	$94	$59	$7,657
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$7,163	$2	$339	$94	$59	$7,657

Reserve for Unfunded Lending Commitments	$149	$—	$23	$—	$1	$173

Loans Held for Investment:
Ending Balance	$836,213	$1,008	$66,804	$6,166	$24,408	$934,599
Ending balance: individually
evaluated for impairment	$3,452	$309	$107	$—	$—	$3,868
Ending balance: collectively
evaluated for impairment	$832,761	$699	$66,697	$6,166	$24,408	$930,731

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the year ended December 31, 2024:
Allowance for Credit Losses:
Beginning balance January 1, 2024	6,539	1	265	78	42	6,925
Charge-offs	(345)	—	(524)	(69)	—	(938)
Recoveries	21	—	19	5	—	45
Provision for Credit Losses	1,000	1	553	84	2	1,640
Ending Balance	$7,215	$2	$313	$98	$44	$7,672
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$7,215	$2	$313	$98	$44	$7,672

Reserve for Unfunded Lending Commitments	$85	$—	$17	$—	$—	$102

Loans Held for Investment:
Ending Balance	$850,656	$936	$66,706	$6,390	$22,138	$946,826
Ending balance: individually
evaluated for impairment	$4,214	$309	$—	$—	$—	$4,523
Ending balance: collectively
evaluated for impairment	$846,442	$627	$66,706	$6,390	$22,138	$942,303

The Company's activity in the allowance for credit losses on unfunded commitments for the nine months ended September 30, 2025 and 2024 was as follows:

(Dollars in thousands)
	2025	2024
Balance at January 1	$102	$166
(Release of) provision for credit losses on unfunded commitments	(12)	7
Balance at September 30	$90	$173

During the nine months ended September 30, 2025, there was one modification granted on a loan to a borrower experiencing financial difficulty which carried a post modification recorded investment of $107,000. The loan modification granted during the nine months ended September 30, 2025 was a payment modification that allowed a period of interest-only payments of eleven months. There were two loan modification granted on loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 which carried a post modification recorded investment of $9,575,000. One modification on a loan carrying a post modification recorded investment of $120,000 was granted to extend the maturity date of the loan by ten months and one modification was a payment modification granting a period of interest-only payments of six months on a loan carrying a post modification recorded investment of $9,455,000.

The outstanding recorded investment of loans to borrowers experiencing financial difficulty was $107,000 at September 30, 2025 and $10,193,000 at December 31, 2024. There were no unfunded commitments on modified loans to borrowers experiencing financial difficulty as of September 30, 2025 or December 31, 2024. At September 30, 2025, the modification of the loan to a borrower experiencing financial difficulty with an outstanding recorded investment of $107,000 was not in compliance with the terms of its restructure. At December 31, 2024, there were no modifications of loans to borrowers experiencing financial difficulty that were not in compliance with the terms of their restructure.

The following tables present the outstanding recorded investment and number of modifications of loans to borrowers experiencing financial difficulty at September 30, 2025 and December 31, 2024.

(Dollars in thousands)
	September 30, 2025
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

Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding September 30, 2025, two loans experienced payment defaults during the nine months ended September 30, 2025. One loan carrying a balance of $421,000 experienced a payment default during the three and nine months ended September 30, 2025 and remained in past due status as of September 30, 2025. One loan carrying a balance of $107,000 experienced a payment default during the three and nine months ended September 30, 2025 and remained in past due status as of September 30, 2025. Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding September 30, 2024, one loan carrying a balance of $9,427,000 experienced a payment default during the nine months ended September 30, 2024 but the loan was paid current by the customer as of September 30, 2024.

The following table presents information regarding modifications of loans to borrowers experiencing financial difficulty that were completed during the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024. There were no modifications of loans to borrowers experiencing financial difficulty completed during the three months ended September 30, 2025.

(Dollars in thousands)	For the Nine Months Ended September 30, 2025
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	1	$107	$107	$107
Total	1	$107	$107	$107

(Dollars in thousands)	For the Three Months Ended September 30, 2024
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	1	$120	$120	$120
Total	1	$120	$120	$120

(Dollars in thousands)	For the Nine Months Ended September 30, 2024
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	2	$9,575	$9,575	$9,547
Total	2	$9,575	$9,575	$9,547

The following table provides detail regarding the types of loan modifications made for borrowers experiencing financial difficulty during the nine months ended September 30, 2025 and the three and nine months ended Septmber 30, 2024. There were no modifications of loans to borrowers experiencing financial difficulty completed during the three months ended September 30, 2025.

	For the Nine Months Ended September 30, 2025
	Rate	Term	Payment	Release of	Number
	Modification	Modification	Modification	Collateral	Modified
Real Estate	—	—	1	—	1
Total	—	—	1	—	1

	For the Three Months Ended September 30, 2024
	Rate	Term	Payment	Release of	Number
	Modification	Modification	Modification	Collateral	Modified
Real Estate	—	1	—	—	1
Total	—	1	—	—	1

	For the Nine Months Ended September 30, 2024
	Rate	Term	Payment	Release of	Number
	Modification	Modification	Modification	Collateral	Modified
Real Estate	—	1	1	—	2
Total	—	1	1	—	2

The recorded investment, unpaid principal balance, and the related allowance of the Company’s non-accrual loans are summarized below at September 30, 2025 and December 31, 2024:

(Dollars in thousands)	September 30, 2025
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$—	$4,165	$4,165	$—	$6,154	$6,154	$—
Total	$—	$4,165	$4,165	$—	$6,154	$6,154	$—

(Dollars in thousands)	December 31, 2024
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$—	$4,214	$4,214	$—	$6,203	$6,203	$—
Total	$—	$4,214	$4,214	$—	$6,203	$6,203	$—

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The following table presents the Company’s individually evaluated, collateral-dependent loans by segment as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)
September 30, 2025
Loan Segment/Collateral Type	Real Estate	Other
Real Estate:
1-4 Family Real Estate	$330	$—
Multifamily Real Estate	3,044	—
Owner Occupied, Non-Farm, Non-Residential Real Estate	791	—
Subtotal - Real Estate:	4,165	—

Agricultural:
Stock	$—	$309
Subtotal - Agricultural:	—	309

Total	$4,165	$309

(Dollars in thousands)
December 31, 2024
Loan Segment/Collateral Type	Real Estate	Other
Real Estate:
1-4 Family Real Estate	$247	$—
Multifamily Real Estate	3,044	—
Owner Occupied, Non-Farm, Non-Residential Real Estate	923	—
Subtotal - Real Estate:	4,214	—

Agricultural:
Stock	$—	$309
Subtotal - Agricultural:	—	309

Total	$4,214	$309

At September 30, 2025 and December 31, 2024, there were no commitments to lend additional funds with respect to individually evaluated loans.

Total non-performing assets (which includes loans held for investment on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of September 30, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)	September 30,	December 31,
	2025	2024
Real Estate	$4,165	$4,214
Agricultural	—	—
Commercial and Industrial	—	—
Consumer	—	—
State and Political Subdivisions	—	—
Total non-accrual loans	4,165	4,214
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	2,415	756
Total non-performing assets	$6,580	$4,970

There were no foreclosed assets held for resale at September 30, 2025 or December 31, 2024. Consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained amounted to $0 at September 30, 2025 and December 31, 2024. When applicable, consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained are not included in foreclosed asset balances.

The following tables present the classes of the loan portfolio, including individually evaluated loans, summarized by past-due status at September 30, 2025 and December 31, 2024.

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
September 30, 2025:
Real Estate	$4,428	$7,429	$6,580	$18,437	$847,708	$866,145	$2,415
Agricultural	—	—	—	—	1,071	1,071	—
Commercial and Industrial	98	—	—	98	63,890	63,988	—
Consumer	6	—	—	6	5,440	5,446	—
State and Political Subdivisions	—	—	—	—	20,362	20,362	—
Total	$4,532	$7,429	$6,580	$18,541	$938,471	$957,012	$2,415

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2024:
Real Estate	$4,247	$221	$4,970	$9,438	$841,218	$850,656	$756
Agricultural	—	—	—	—	936	936	—
Commercial and Industrial	378	—	—	378	66,328	66,706	—
Consumer	11	2	—	13	6,377	6,390	—
State and Political Subdivisions	—	—	—	—	22,138	22,138	—
Total	$4,636	$223	$4,970	$9,829	$936,997	$946,826	$756

NOTE 5 — DEPOSITS

Major classifications of deposits at September 30, 2025 and December 31, 2024 consisted of:

(Dollars in thousands)	September 30,	December 31,
	2025	2024
Non-interest bearing demand	$215,166	$203,583
Interest bearing demand	275,340	278,869
Savings	186,814	195,310
Time certificates of deposits less than $250,000	444,472	327,236
Time certificates of deposits $250,000 or greater	69,107	39,782
Other time	1,595	1,100
Total deposits	$1,192,494	$1,045,880

The following table represents scheduled maturities of the Company’s time deposits, that are greater than or equal to $100K, by time remaining until maturity as of September 30, 2025.

(Dollars in thousands)	September 30, 2025
3 months or less	$72,757
3 - 6 months	110,860
6 - 12 months	10,073
Greater than 12 months	4,688
Total time deposits equal to or greater than $100K	$198,378

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Short-term borrowings and weighted–average interest rates at September 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	September 30, 2025		December 31, 2024
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	5.48%	$—	6.56%
Securities sold under agreements to repurchase	32,856	3.89%	32,932	4.34%
Federal Discount Window	—	4.50%	—	5.46%
Federal Home Loan Bank of Pittsburgh	100,000	4.75%	101,494	5.60%
Total	$132,856	4.55%	$134,426	5.37%

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

The following table presents the repurchase agreements subject to enforceable master netting arrangements as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross	Net Amounts
		Amounts	of Liabilities
	Gross	Offset in the	Presented
	Amounts of	Consolidated	in the		Cash
	Recognized	Balance	Consolidated	Financial	Collateral	Net
	Liabilities	Sheet	Balance Sheet	Instruments	Pledge	Amount
September 30, 2025
Repurchase agreements (a)	$32,856	$—	$32,856	$(32,856)	$—	$—

December 31, 2024
Repurchase agreements (a)	$32,932	$—	$32,932	$(32,932)	$—	$—
(a)	As of September 30, 2025 and December 31, 2024, the fair value of securities pledged in connection with repurchase agreements was $34,092,000 and $36,216,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of September 30, 2025:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
September 30, 2025:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$32,856	$—	$—	$—	$32,856
Total	$32,856	$—	$—	$—	$32,856

Long-Term Borrowings and Letters of Credit

Long-term borrowings are comprised of advances from the FHLB. The Company’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, the FHLB may declare all indebtedness of the Company immediately due. In addition, the FHLB shall not be required to fund advances under any outstanding commitments. As of September 30, 2025 and December 31, 2024, the Company had $106,000,000 in long-term borrowings outstanding with the FHLB.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Company’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Company’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Company to pledge collateral in the amount necessary to secure these funds. There were no irrevocable standby letters of credit which could be drawn on through the FHLB’s close of business on September 30, 2025 or December 31, 2024. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Bank. Principal qualifying assets are certain real estate mortgages and investment securities. As of September 30, 2025, loans of $772,448,000 were pledged to the FHLB which resulted in a FHLB maximum borrowing capacity of $539,461,000. As of September 30, 2025, no securities were pledged as collateral to the FHLB to secure FHLB loans and letters of credit.

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

The Company currently leases two branch banking facilities and one parcel of land under operating leases. At September 30, 2025, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,353,000 and $1,885,000, respectively. At December 31, 2024, right-of-use assets and lease liabilities stood at $1,400,000 and $1,920,000, respectively, in the consolidated balance sheets.

The Company recognized total operating lease costs for the nine months ended September 30, 2025 and 2024 of $151,000 and $142,000, respectively. Operating lease costs are included in occupancy, net in the accompanying statements of income. Cash payments totaled $139,000 and $132,000, respectively, for the nine months ended September 30, 2025 and 2024.

The Company currently has one finance lease for equipment. At September 30, 2025, right-of-use assets and lease liabilities were recorded related to the finance lease totaling $44,000 and $35,000, respectively. At December 31, 2024, right-of-use assets and lease liabilities stood at $0. Amounts recognized as right-of-use assets and lease liabilities related to finance leases are included in premises and equipment, net and other liabilities, respectively, in the accompanying balance sheet.

Total finance lease costs that were recognized by the Company for the nine months ended September 30, 2025 and 2024 were immaterial. Cash payments totaled $5,000 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table displays the weighted-average term and discount rates for operating and finance leases outstanding as of September 30, 2025 and December 31, 2024.

	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
	Operating	Operating	Finance	Finance
Weighted-average term (years)	18.52	18.95	4.50	-
Weighted-average discount rate	4.17%	4.19%	4.31%	-%

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating or finance lease liability is as follows:

(Dollars in thousands)
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
Minimum Lease Payments due:	Operating	Operating	Finance	Finance
Within one year	$149	$175	$8	$—
After one but within two years	150	140	9	—
After two but within three years	157	154	8	—
After three but within four years	157	157	9	—
After four but within five years	157	157	4	—
After five years	2,042	2,160	—	—
Total undiscounted cash flows	2,812	2,943	38	—
Discount on cash flows	(927)	(1,023)	(3)	—
Total lease liability	$1,885	$1,920	$35	$—

NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company uses various financial instruments, including derivatives, to manage its exposure to interest rate risk. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and cash payments principally related to specific assets and short-term wholesale funding positions. The Company began utilizing swap contracts in the third quarter of 2023.

Net Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the net fair value of the Company’s derivative financial instruments as well as the classification on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

(Dollars in thousands)	September 30, 2025
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$4,409
Total		$—		$4,409

(Dollars in thousands)	December 31, 2024
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$1,463
Total		$—		$1,463

The following table presents the derivative liabilities subject to an enforceable master netting arrangement as of September 30, 2025 and December 31, 2024:

		Gross	Net Amounts	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross	Amounts	of Liabilities
(Dollars in thousands)	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2025
Derivatives	$4,409	$—	$4,409	$—	$(4,409)	$—

December 31, 2024
Derivatives	$1,463	$—	$1,463	$—	$(1,463)	$—

The following table presents the remaining contractual maturity of the master netting arrangements as of September 30, 2025:

	Remaining Contractual Maturity of the Agreements
				Greater
(Dollars in thousands)	Up to	1 to 3	3 to 5	than
	1 Year	Years	Years	5 Years	Total
September 30, 2025:
Derivative Assets	$—	$280	$—	$—	$280
Derivative Liabilities	—	(3,750)	—	(939)	(4,689)
Total net derivatives	$—	$(3,470)	$—	$(939)	$(4,409)

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rates. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of September 30, 2025, the Company had a total of four interest rate swaps with a combined notional amount of $97,760,000 hedging fixed-rate available-for-sale debt securities and one interest rate swap with a notional amount of $75,000,000 hedging fixed-rate loans.

As of September 30, 2025 and December 31, 2024, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges:

(Dollars in thousands)	September 30,	December 31,
	2025	2024
Carrying amount of hedged assets:	Closed Portfolio Amount	Closed Portfolio Amount
Fixed Rate Loans	$125,226	$134,878
Available-for-sale - Municipals	50,415	50,653
Available-for-sale - MBS	30,268	32,821
Total	$205,909	$218,352

Interest rate swaps notional amount	$172,760	$125,000

(Dollars in thousands)	September 30,	December 31,
	2025	2024
Cumulative amount of fair value hedging adjustment included in the carrying amount of assets:
Fixed Rate Loans	$280	$823
Available-for-sale - Municipals	(1,055)	(375)
Available-for-sale - MBS	(1,295)	(122)
Total	$(2,070)	$326

The table below presents the pre-tax effects of the Company’s derivative instruments designated as fair value hedges on the Consolidated Statements of Income for the year-to-date periods ended September 30, 2025 and 2024:

(Dollars in thousands)	September 30,
	2025	2024
Amount of loss recognized in other comprehensive loss	$(1,856)	$(1,541)
Amount of gain, net of fair value re-measurements, included in interest income	585	526

Cash Flow Hedges of Interest Rate Risk

The Company uses derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of September 30, 2025, the Company had a total of two interest rate swaps with a combined notional amount of $100,000,000 hedging specific short-term wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. During the next twelve months, it is estimated that an additional $712,000 will be reclassified as interest expense.

Interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For cash flow hedges on the Company's short-term wholesale funding positions, amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable rate short-term wholesale funding positions. During the year-to-date period ended September 30, 2025, the Company reclassified $1,000 as a reduction in interest expense.

The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the year-to-date periods ended September 30, 2025 and 2024:

(Dollars in thousands)	September 30,
	2025	2024
Amount of loss recognized in other comprehensive loss	$(1,702)	$(2,618)
Amount of gain reclassified from accumulated other comprehensive loss to interest expense	1	757

Interest rate swaps notional amount	$100,000	$100,000

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of September 30, 2025 and December 31, 2024, the Company’s derivatives were in a net liability position resulting in the Company having collateral in the amount of $6,570,000 posted with the counterparty at September 30, 2025 and December 31, 2024.

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at September 30, 2025 and December 31, 2024 were as follows:

(Dollars in thousands)
	September 30, 2025	December 31, 2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$118,007	$111,793
Financial standby letters of credit	$2,465	$2,665
Performance standby letters of credit	$3,916	$5,530

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

Financial Instruments with Concentrations of Credit Risk

The Company originates primarily commercial and residential real estate loans to customers predominately in the Company’s primary, Pennsylvania market area. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At September 30, 2025, the Company had $866,145,000 in loans secured by real estate, which represented 90.5% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of September 30, 2025 and December 31, 2024, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At September 30, 2025 and December 31, 2024, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

September 30, 2025	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,465	$—	$—	$7,465
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	178,953	—	178,953
Other	—	3,573	—	3,573
Other mortgage backed debt securities	—	38,173	—	38,173
Obligations of state and political subdivisions	—	75,519	—	75,519
Asset-backed securities	—	65,986	—	65,986
Corporate debt securities	—	38,101	—	38,101
Total debt securities available-for-sale	7,465	400,305	—	407,770
Marketable equity securities	1,715	—	—	1,715
Total recurring fair value measurements	$9,180	$400,305	$—	$409,485

(Dollars in thousands)

December 31, 2024	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,151	$—	$—	$7,151
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	136,708	—	136,708
Other	—	5,122	—	5,122
Other mortgage backed debt securities	—	46,273	—	46,273
Obligations of state and political subdivisions	—	83,485	—	83,485
Asset-backed securities	—	73,867	—	73,867
Corporate debt securities	—	37,682	—	37,682
Total debt securities available-for-sale	7,151	383,137	—	390,288
Marketable equity securities	1,587	—	—	1,587
Total recurring fair value measurements	$8,738	$383,137	$—	$391,875

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

Individually evaluated loans measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024 are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at September 30, 2025
Individually evaluated loans:
Real Estate	$—	$—	$1,603	$1,603
Total individually evaluated loans	$—	$—	$1,603	$1,603

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2024
Individually evaluated loans:
Real Estate	$—	$—	$1,603	$1,603
Total individually evaluated loans	$—	$—	$1,603	$1,603

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

There were no foreclosed assets held for resale measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements

September 30, 2025	Estimate	Valuation Technique	Unobservable Input	Discount Range	Weighted Average Discount
Individually evaluated loans - collateral dependent	$1,603	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(15%) – (15%)	(15%)

December 31, 2024
Individually evaluated loans - collateral dependent	$1,603	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(5%) – (5%)	(5%)

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

Fair Value of Financial Instruments

(Dollars in thousands)	Carrying	Fair Value Measurements at September 30, 2025
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$13,016	$13,016	$—	$—	$13,016
Interest-bearing deposits in other banks	134,239	—	134,239	—	134,239
Restricted investment in bank stocks	8,944	—	8,944	—	8,944
Net loans	949,733	—	—	955,958	955,958
Mortgage servicing rights	199	—	—	199	199
Accrued interest receivable	5,075	—	5,075	—	5,075

FINANCIAL LIABILITIES:
Demand, savings and other deposits	677,320	—	677,320	—	677,320
Time deposits	515,174	—	514,494	—	514,494
Short-term borrowings	132,856	—	134,139	—	134,139
Long-term borrowings	106,000	—	107,367	—	107,367
Subordinated debentures	25,000	—	21,629	—	21,629
Accrued interest payable	3,175	—	3,175	—	3,175
Derivative liabilities	4,409	—	4,409	—	4,409

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2024
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,933	$9,933	$—	$—	$9,933
Interest-bearing deposits in other banks	7,321	—	7,321	—	7,321
Restricted investment in bank stocks	8,984	—	8,984	—	8,984
Net loans	940,779	—	—	929,302	929,302
Mortgage servicing rights	218	—	—	218	218
Accrued interest receivable	4,993	—	4,993	—	4,993

FINANCIAL LIABILITIES:
Demand, savings and other deposits	677,762	—	677,762	—	677,762
Time deposits	368,118	—	366,772	—	366,772
Short-term borrowings	134,426	—	134,541	—	134,541
Long-term borrowings	106,000	—	107,728	—	107,728
Subordinated debentures	25,000	—	20,618	—	20,618
Accrued interest payable	2,152	—	2,152	—	2,152
Derivative liabilities	1,463	—	1,463	—	1,463

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Company and, therefore, are not included in our consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of September 30, 2025 and December 31, 2024, the fair value of trust assets under management was $120,725,000 and $120,857,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

NOTE 13 — EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (losses) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At September 30, 2025 and 2024, there were no potential dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings (losses) per share.

(In thousands, except earnings per share)	Three Months Ended
	September 30,
	2025	2024
Net income	$2,808	$1,507
Weighted-average common shares outstanding	6,219	6,185
Basic and diluted earnings per share	$0.45	$0.25

(In thousands, except earnings per share)	Nine Months Ended
	September 30,
	2025	2024
Net income (loss)	$6,775	$(15,490)
Weighted-average common shares outstanding	6,219	6,154
Basic and diluted earnings (losses) per share	$1.09	$(2.52)

NOTE 14 — GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $0 at September 30, 2025 and December 31, 2024.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2025 compared to quarter ended September 30, 2024

First Keystone Corporation realized earnings for the three months ended September 30, 2025 of $2,808,000, an increase of $1,301,000 from the third quarter of 2024. The increase in net income for the three months ended September 30, 2025 was primarily due to increased interest and fees on loans related to growth in commercial real estate loans.

On a per share basis, for the three months ended September 30, 2025, net income was $0.45 compared to earnings of $0.25 per share for the same three month period of 2024. Quarterly regular cash dividends amounted to $0.28 per share for the three months ended September 30, 2025 and 2024.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest and loan fee income less interest expense. In the three months ended September 30, 2025, interest income amounted to $19,760,000, an increase of $1,518,000 or 8.3% from the three months ended September 30, 2024, while interest expense amounted to $10,256,000 in the three months ended September 30, 2025, an increase of $168,000 or 1.7% from the three months ended September 30, 2024. As a result, net interest income increased $1,350,000 or 16.6% to $9,504,000 from $8,154,000 for the same period in 2024.

The Company’s net interest margin for the three months ended September 30, 2025 was 2.64% compared to 2.42% for the same period in 2024. The increase in net interest margin was primarily a result of increased interest and fees on loans.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the three months ended September 30, 2025 and 2024 was $255,000 and $718,000, respectively. The decrease in the provision for credit losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. Charge-off and recovery activity in the allowance for credit losses resulted in net charge-offs of $17,000 and $748,000 for the three months ended September 30, 2025 and 2024, respectively. The decrease in net charge-offs for the three months ended September 30, 2025 was mainly the result of $741,000 in aggregate charge-offs completed on four loans during the third quarter of 2024 for a plastic processing company focused on non-post-consumer recycling. See Allowance for Credit Losses on page 52 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,906,000 for the three months ended September 30, 2025, as compared to $1,860,000 for the same period in 2024, an increase of $46,000, or 2.5%.

Net securities gains decreased $37,000 to $109,000 for the three months ended September 30, 2025 as compared to $146,000 for the three months ended September 30, 2024. The decrease in net securities gains was the result of an decrease in the mark-to-market adjustment on held equity securities during the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024.

Trust department income increased $19,000 or 7.9% to $259,000 for the three months ended September 30, 2025 as compared to the same period in 2024. Service charges and fees income increased $57,000 or 9.6% for the three months ended September 30, 2025 as compared to the same period in 2024. ATM fees and debit card income increased $3,000 or 0.5% to $577,000 for the three months ended September 30, 2025. Gains on sales of mortgage loans increased $19,000 or 47.5% for the three months ended September 30, 2025. The increase was due to more loans sold during the third quarter of 2025 as compared to the same period of 2024. Other non-interest income decreased $15,000 or 15.8% to $80,000 for the three months ended September 30, 2025.

NON-INTEREST EXPENSE

Total non-interest expense was $8,002,000 for the three months ended September 30, 2025, as compared to $7,820,000 for the three months ended September 30, 2024.

Salaries and employee benefits amounted to $4,073,000 or 50.9% of total non-interest expense for the three months ended September 30, 2025, as compared to $4,375,000 or 55.9% of total non-interest expense for the three months ended September 30, 2024. The decrease was mainly due to decreased employee health insurance costs in the third quarter of 2025 as compared to the same period in 2024.

Net occupancy, furniture and equipment, and computer expense amounted to $1,203,000 for the three months ended September 30, 2025, an increase of $155,000 or 14.8% which was mainly due to an increase in expense related to various new software systems that were implemented in 2025. Professional services increased $61,000 or 17.6% to $407,000 as of the quarter ended September 30, 2025 compared to the same quarter of 2024. The increase was due to normal annual increases in accounting audit expenses in the third quarter of 2025 as related to the same period in 2024. Pennsylvania shares tax expense amounted to $352,000 for the three months ended September 30, 2025, an increase of $38,000 or 12.1% as compared to the three months ended September 30, 2024.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense amounted to $303,000 for the three months ended September 30, 2025, an increase of $32,000 or 11.8% as compared to the same period in 2024. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $321,000 for the three months ended September 30, 2025, an increase of $76,000 or 31.0% as compared to the three months ended September 30, 2024. The increase was mainly due to increased electronic funds transfer fees in the third quarter of 2025. Data processing expenses amounted to $366,000 for the three months ended September 30, 2025 as compared to $232,000 for the same period of 2024, an increase of $134,000 or 57.8% mainly due to increases in internet banking and core service fees.

Advertising expense amounted to $97,000 in the third quarter of 2025, a decrease of $58,000 or 37.4% as compared to the three months ended September 30, 2024.

Other non-interest expense amounted to $880,000 for the three months ended September 30, 2025, an increase of $46,000 or 5.5% as compared to the three months ended September 30, 2024.

INCOME TAXES

Income tax expense amounted to $345,000 for the three months ended September 30, 2025, as compared to income tax benefit of $31,000 for the three months ended September 30, 2024, an increase of $376,000. The effective total income tax rate was 10.9% for the three months ended September 30, 2025 as compared to (2.1)% for the three months ended September 30, 2024. The increase in the effective tax rate was mainly due to higher overall operating income, with minimal change to tax-exempt income. The Company recognized $210,000 of tax credits from low-income housing partnerships during both the three months ended September 30, 2025 and 2024.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

First Keystone Corporation realized earnings for the nine months ended September 30, 2025 of $6,775,000, an increase of $22,265,000 from the same period in 2024. The increase in net income for the nine months ended September 30, 2025 was primarily due to the Company recognizing goodwill impairment expense of $19,133,000 during the first quarter of 2024 as well as increased interest and fees on loans related to growth in commercial real estate loans recognized during the nine months ended September 30, 2025.

On a per share basis, net income was $1.09 for the nine months ended September 30, 2025 versus net losses of $2.52 for the same period in 2024. Cash dividends amounted to $0.84 per share for the nine months ended September 30, 2025 and 2024.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest and loan fee income less interest expense. For the nine months ended September 30, 2025, interest income amounted to $56,854,000, an increase of $4,073,000 or 7.7% from the nine months ended September 30, 2024, while interest expense amounted to $29,075,000 in the nine months ended September 30, 2025 a decrease of $76,000 or 0.3% from the nine months ended September 30, 2024. As a result, net interest income increased $4,149,000 or 17.6% to $27,779,000 from $23,630,000 for the same period in 2024. The increase was primarily due to growth in commercial real estate loans and interest bearing deposits in banks during the nine months ended September 30, 2025, offset by decreases in the balance of taxable securities due to run-off of principal and interest without replacement.

The Company’s net interest margin for the nine months ended September 30, 2025 was 2.67% compared to 2.35% for same period in 2024. The increase in net interest margin was primarily a result of increased interest and fees on loans.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the nine months ended September 30, 2025 and 2024 was $769,000 and $1,492,000, respectively. The decrease in the provision for credit losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. Charge-off and recovery activity in the allowance for credit losses resulted in net charge-offs of $441,000 and $760,000 for the nine months ended September 30, 2025 and 2024, respectively. The decrease in net charge-offs for the nine months ended September 30, 2025 was mainly the result of $741,000 in aggregate charge-offs completed on four loans during the third quarter of 2024 for a plastic processing company focused on non-post-consumer recycling, offset with charge-offs totaling $182,000 completed on a loan to a trucking transportation business and a charge-off of $245,000 completed on a loan to a manufacturer of hemp-based biodegradable food containers during the nine months ended September 30, 2025. See Allowance for Credit Losses on page 52 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $5,463,000 for the nine months ended September 30, 2025, as compared to $4,825,000 for the same period in 2024, an increase of $638,000, or 13.2%.

ATM fees and debit card income increased $40,000 or 2.4% to $1,696,000 for the nine months ended September 30, 2025. Service charges and fee income increased $70,000 or 4.2% for the nine months ended September 30, 2025. Gains on sales of mortgage loans increased $29,000 or 42.6% due to more loans sold and at a higher average gain on individual loans sold in the first nine months of 2025 as compared to the same period in 2024.

Trust department income was $800,000 for the nine months ended September 30, 2025 an increase of $62,000 or 8.4% as compared to the same period in 2024. Net securities gains (losses) increased $176,000 or 366.7% to net gains of $128,000 for the nine months ended September 30, 2025 as compared to net losses of $48,000 for the nine months ended September 30, 2024. The increase in securities gains (losses) was due to an improvement in the mark-to-market valuation on the Company’s held equity securities during the nine months ended September 30, 2025.

NON-INTEREST EXPENSE

Total non-interest expense was $24,912,000 for the nine months ended September 30, 2025, as compared to $42,631,000 for the nine months ended September 30, 2024. Non-interest expense decreased $17,719,000 or 41.6%. The significant decrease in total non-interest expense for the nine months ended September 30, 2025 was mainly the result of the full, one-time, goodwill impairment charge of $19,133,000 that was recorded during the first quarter of 2024.

Salaries and employee benefits amounted to $13,006,000 or 52.2% of total non-interest expense for the nine months ended September 30, 2025, as compared to $13,082,000 or 30.7% for the nine months ended September 30, 2024. The decrease was mainly due to decreased costs associated with employee health insurance which were $163,000 less for the nine months ended September 30, 2025, compared to the same period in 2024.

Net occupancy, furniture and equipment, and computer expense amounted to $3,607,000 for the nine months ended September 30, 2025, an increase of $447,000 or 14.1%. The increase was mainly due to increased depreciation on furniture and equipment resulting from the replacement of the Bank’s ATM fleet, an increase in disaster recovery expense as the Bank put new disaster recovery systems in place in late 2024, and an increase in expense related to various new software systems that were implemented in 2025. Professional services decreased $86,000 or 6.9% to $1,159,000 for the nine months ended September 30, 2025. The decrease in 2025 was mainly the result of increased audit fees and expenses relating to the adoption of CECL and the goodwill impairment analysis in 2024. Pennsylvania shares tax expense amounted to $840,000 for the nine months ended September 30, 2025, an increase of $76,000 or 9.9% as compared to the nine months ended September 30, 2024.

FDIC insurance expense increased $239,000 or 35.3% for the nine months ended September 30, 2025. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $874,000 for the nine months ended September 30, 2025, an increase of $149,000 or 20.6% as compared to the nine months ended September 30, 2024. This increase was a result of higher electronic funds transfer expenses for the nine months ended September 30, 2025, as compared to the same period in 2024, as vendor relationship credits resulting from contract negotiations were applied against billings in 2024 which were fully utilized and no longer available in 2025. Data processing expenses amounted to $1,108,000 for the nine months ended September 30, 2025, an increase of $352,000 or 46.6% as compared to the nine months ended September 30, 2024. The increase was the result of increased internet banking expenses and core system fees due to vendor relationship credits that were applied against billings in 2024 which were fully utilized and no longer available in 2025.

Advertising expense decreased $82,000 or 19.4% during the nine months ended September 30, 2025. This decrease was mainly the result of the Company utilizing less television and radio advertising during the nine months ended September 30, 2025, as compared to the same period in 2024.

The Company recognized a full, one-time, goodwill impairment in the amount of $19,133,000 during the first quarter of 2024. This was the result of goodwill impairment testing performed due to the decrease of the Company’s stock price during the first quarter of 2024 as a triggering event. The goodwill impairment has no impact on regulatory capital ratios, liquidity or the Company’s cash balances.

Other non-interest expense amounted to $3,062,000 for the nine months ended September 30, 2025, an increase of $395,000 or 14.8% as compared to the nine months ended September 30, 2024. The increase was mainly the result of a customer-related fraud write-off of $307,000 during the first quarter of 2025.

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

NON-GAAP RECONCILIATION SCHEDULE

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

(Unaudited)

	Nine Months Ended	Nine Months Ended
(Dollars in thousands)	September 30,	September 30,
	2025	2024
Net interest income after provision for credit losses	$27,010	$22,138
Total non-interest income	5,463	4,825
Total non-interest expense	(24,912)	(42,631)
Income tax (expense) benefit	(786)	178
Net income (loss)	6,775	(15,490)

Adjustments
Other expense:
Goodwill impairment	—	19,133
Income tax (expense) benefit	—	(258)
After tax adjustment to GAAP	—	18,875
Adjusted net income	$6,775	$3,385

INCOME TAXES

Income tax expense amounted to $786,000 for the nine months ended September 30, 2025, as compared to income tax benefit of $178,000 for the nine months ended September 30, 2024, an increase of $964,000. The effective total income tax rate was 10.4% for the nine months ended September 30, 2025 as compared to 1.1% for the nine months ended September 30, 2024. The increase in the effective tax rate was mainly due to higher overall operating income with minimal change to tax-exempt income. The Company recognized $630,000 of tax credits from low-income housing partnerships during both the nine months ended September 30, 2025 and 2024.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $1,582,377,000 as of September 30, 2025, an increase of $153,794,000 from year-end 2024. Total assets as of December 31, 2024 amounted to $1,428,538,000.

Total cash and cash equivalents increased by $130,001,000 to $147,255,000 as of September 30, 2025 from $17,254,000 as of December 31, 2024. The increase was mainly the result of excess cash balances resulting from increased deposit balances and excess cashflows from activity in the debt securities available-for-sale portfolio which were not reinvested during the nine months ended September 30, 2025.

Total debt securities available-for-sale increased $17,482,000 or 4.5% to $407,770,000 as of September 30, 2025 from $390,288,000 at December 31, 2024 mainly due to $41,836,000 in maturities, paydowns, and calls completed during the nine months ended September 30, 2025, offset by $51,918,000 in securities purchased and an improvement of $7,395,000 in unrealized loss on securities during the same period.

Total net loans increased $8,954,000 or 1.0% to $949,733,000 as of September 30, 2025 from $940,779,000 as of December 31, 2024. Real estate loans, the largest segment of the Company’s loan portfolio, increased by $15,489,000 during the nine months ended September 30, 2025 and commercial and industrial loans, the second largest segment of the Company’s loan portfolio, decreased by $2,718,000 during the nine months ended September 30, 2025.

Total deposits increased $146,614,000 or 14.0% to $1,192,494,000 as of September 30, 2025 from $1,045,880,000 as of December 31, 2024, mainly due to an increase of $135,031,000 in the balance of interest bearing deposits, driven by an increase of $111,919,000 in the balance of retail CDs and an increase of $35,137,000 in brokered CDs.

The Company continues to maintain and manage its asset growth. The Company’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings decreased in the nine months ended September 30, 2025 by $1,570,000 to $238,856,000 from $240,426,000 as of December 31, 2024. The decrease in borrowings was mainly the result of a decrease of $1,494,000 in the balance of short-term borrowings held at the FHLB.

Total stockholders’ equity amounted to $112,252,000 at September 30, 2025, an increase of $5,470,000 or 5.1% from December 31, 2024 mainly due to an increase in retained earnings of $1,552,000 and an improvement of $3,452,000 in accumulated other comprehensive loss.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Company as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Company maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 95.1% at September 30, 2025 and 94.4% at September 30, 2024. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

The Company’s primary earning asset, the loans held for investment portfolio, increased to $957,630,000 as of September 30, 2025, up $9,916,000 or 1.0% since year-end 2024. The loan portfolio continues to be well diversified and asset quality has remained consistent. Total non-performing assets were $6,580,000 as of September 30, 2025, an increase of $1,610,000, or 32.4% from $4,970,000 reported in non-performing assets as of December 31, 2024. Total allowance for credit losses to total non-performing assets was 121.58% as of September 30, 2025 and 154.37% at December 31, 2024. See the Non-Performing Assets section on page 54 for more information.

In addition to loans, another primary earning asset is our overall securities portfolio, which increased in size from December 31, 2024 to September 30, 2025 mainly due to a purchase strategy completed during the three months ended September 30, 2025, along with other normal activity in the securities portfolio. Debt securities available-for-sale amounted to $407,770,000 as of September 30, 2025, an increase of $17,482,000 from year-end 2024. The increase in debt securities available-for-sale is mainly due to $41,836,000 in maturities, paydowns, and calls completed during the nine months ended September 30, 2025, offset by $51,918,000 in securities purchased and an improvement of $7,395,000 in unrealized loss on securities during the same period.

Interest-bearing deposits in other banks increased $126,918,000 as of September 30, 2025, to $134,239,000 from $7,321,000 at year-end 2024 mainly due to an increase in cash balances held at the Federal Reserve as a result of increased deposit balances and excess cashflows from activity in the debt securities available-for-sale portfolio which were not reinvested during the nine months ended September 30, 2025.

LOANS

Total loans increased to $957,012,000 as of September 30, 2025 as compared to $946,826,000 as of December 31, 2024. The table on page 20 provides data relating to the composition of the Company’s loan portfolio on the dates indicated. Total loans increased by $10,186,000 or 1.1%.

The Real Estate portfolio increased $15,489,000 or 1.8% from $850,656,000 at December 31, 2024 to $866,145,000 at September 30 2025. The increase in the Real Estate portfolio for the nine months ended September 30, 2025 was mainly the result of an increase of $87,752,000 in new loan originations, which were offset by a decrease in utilization of existing real estate lines of credit of $21,243,000 and loan payoffs of $45,135,000, along with regular principal payments and other typical fluctuations in the Real Estate portfolio. The Agricultural portfolio increased $135,000 or 14.4% from $936,000 at December 31, 2024 to $1,071,000 at September 30, 2025. The increase in the Agricultural portfolio for the nine months ended September 30, 2025 was mainly the result of new loan originations in the amount of $30,000 and two loans totaling $219,000 that were reclassed from the Commercial and Industrial portfolio to the Agricultural portfolio during the nine months ended September 30, 2025, along with an increase of $1,000 in utilization of existing agricultural lines of credit, offset by regular principal payments and other typical fluctuations in the Agricultural portfolio. The Commercial and Industrial portfolio decreased $2,718,000 or 4.1% from $66,706,000 at December 31, 2024 to $63,988,000 at September 30, 2025. The decrease was attributable to $7,893,000 in new loan originations and an increase of $4,357,000 in utilization of existing commercial and industrial lines of credit, offset by loan payoffs of $6,104,000 and regular principal payments and other typical amortization in the Commercial and Industrial portfolio. The Consumer portfolio decreased $944,000 or 14.8% from $6,390,000 at December 31, 2024 to $5,446,000 at September 30, 2025. The decrease is mainly attributable to new loan originations of $1,513,000 and an increase of $3,000 in utilization of existing consumer lines of credit, offset by loan payoffs of $1,236,000 and regular principal payments. The State and Political Subdivisions portfolio decreased $1,776,000 or 8.0% from $22,138,000 at December 31, 2024 to $20,362,000 at September 30, 2025. The decrease is mainly the result of new loan originations totaling $2,615,000, offset by loan payoffs of $2,595,000 and regular principal payments on state and political subdivisions loans completed during the nine months ended September 30, 2025.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $925,194,000 or 96.7% of gross loans are graded Pass; $5,959,000 or 0.6% are graded Special Mention; $25,859,000 or 2.7% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Credit Losses for risk grading tables. Overall, non-pass grades increased $3,984,000 to $31,818,000 at September 30, 2025, as compared to $27,834,000 at December 31, 2024. Real Estate non-pass grades increased $4,090,000 to $31,461,000 as of September 30, 2025 as compared to $27,371,000 as of December 31, 2024. Commercial and Industrial non-pass grades decreased $139,000 to $318,000 as of September 30, 2025 as compared to $457,000 as of December 31, 2024. Consumer non-pass grades increased $33,000 to $39,000 as of September 30, 2025 as compared to $6,000 as of December 31, 2024. There were no Agricultural or State and Political Subdivision non-pass grades at September 30, 2025 or December 31, 2024.

The Company continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	September 30,	December 31,
	2025	2024
Real Estate	$866,145	$850,656
Agricultural	1,071	936
Commercial and Industrial	63,988	66,706
Consumer	5,446	6,390
State and Political Subdivisions	20,362	22,138
Total Loans	$957,012	$946,826

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses constitutes the amount available to absorb losses within the loan portfolio. As of September 30, 2025, the allowance for credit losses was $8,000,000 as compared to $7,672,000 as of December 31, 2024. The allowance for credit losses is established through a provision for credit losses charged to expenses. Loans are charged against the allowance for possible credit losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for credit losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, that might be incurred in the future. On a quarterly basis, management evaluates the qualitative factors utilized in the calculation of the Company’s allowance for credit losses and various adjustments are made to these factors as deemed necessary at the time of evaluation. The following table summarizes the qualitative factor adjustments made during the first three quarters of 2025.

Quarter Ended March 31, 2025:
Loan Segment	Qualitative Factor	Basis Point Increase (Decrease)
Loans secured by first liens	Delinquency Trends	4
Loans secured by owner occupied, non-farm, non-residential properties	Delinquency Trends	4
Loans secured by other non-farm, non-residential properties	Delinquency Trends	4
Commercial and industrial loans	Delinquency Trends	4
Other revolving credit plans	Delinquency Trends	4
Automobile loans	Delinquency Trends	8
Other revolving credit plans	Volume Trends	8
Obligations of states and political subdivisions	Volume Trends	4

Quarter Ended June 30, 2025:
Loan Segment	Qualitative Factor	Basis Point Increase (Decrease)
Loans secured by first liens	Delinquency Trends	(4)
Loans secured by multifamily properties	Delinquency Trends	(4)
Loans secured by owner occupied, non-farm, non-residential properties	Delinquency Trends	(4)
Loans secured by other non-farm, non-residential properties	Delinquency Trends	8
Other revolving credit plans	Delinquency Trends	4
Automobile loans	Delinquency Trends	(12)
Loans secured by multifamily properties	Volume Trends	4
Loans to finance agricultural production and other loans to farmers	Volume Trends	4
Other consumer loans	Volume Trends	4

Quarter Ended September 30, 2025:
Loan Segment	Qualitative Factor	Basis Point Increase (Decrease)
Loans secured by revolving, open-end 1-4 family residential properties	Delinquency Trends	(4)
Loans secured by first liens	Delinquency Trends	4
Loans secured by junior liens	Delinquency Trends	4
Loans secured by multifamily properties	Delinquency Trends	4
Loans secured by owner occupied, non-farm, non-residential properties	Delinquency Trends	4
Loans secured by other non-farm, non-residential properties	Delinquency Trends	4
Other revolving credit plans	Delinquency Trends	(4)
Commercial and industrial loans	Volume Trends	4

The Analysis of Allowance for Credit Losses table contains an analysis of the allowance for credit losses indicating charge-offs and recoveries for the nine months ended September 30, 2025 and 2024. Net charge-offs as a percentage of average loans was 0.05% and 0.08% for the nine months ended September 30, 2025 and 2024, respectively. Net charge-offs amounted to $441,000 for the nine months ended September 30, 2025 and $760,000 for the nine months ended September 30, 2024. The decrease in net charge-offs for the nine months ended September 30, 2025 was mainly the result of $741,000 in aggregate charge-offs completed during the third quarter of 2024 on four loans to a plastic processing company focused on non-post-consumer recycling, offset with charge-offs totaling $182,000 completed on a loan to a trucking transportation business and a charge-off of $245,000 completed on a loan to a manufacturer of hemp-based biodegradable food containers during the nine months ended September 30, 2025.

For the nine months ended September 30, 2025, the provision for credit losses was $769,000, compared to the nine months ended September 30, 2024, when the provision for credit losses was $1,492,000. The provision, net of charge-offs and recoveries, resulted in the quarter end allowance for credit losses of $8,000,000, of which 94.0% was attributed to the Real Estate component, 0.1% attributed to the Agricultural component, 4.3% attributed to the Commercial and Industrial component, 1.0% attributed to the Consumer component, and 0.6% attributed to the State and Political Subdivisions component (refer to the activity in Note 4 – Loans and Allowance for Credit Losses on page 13).

Analysis of Allowance for Credit Losses

(Dollars in thousands)
	September 30,	September 30,
As of and for the nine months ended:	2025	2024
Beginning Balance	$7,672	$6,925

Charge-offs:
Real Estate	17	237
Agricultural	—	—
Commercial and Industrial	426	504
Consumer	29	42
State and Political Subdivisions	—	—
	472	783
Recoveries:
Real Estate	1	19
Agricultural	—	—
Commercial and Industrial	28	1
Consumer	2	3
State and Political Subdivisions	—	—
	31	23

Net charge-offs	441	760
Provision charged to operations	769	1,492
Balance at end of period	$8,000	$7,657

Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.08%
Allowance for credit losses to average loans outstanding during the period	0.83%	0.84%

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

With the Bank’s manageable level of net charge-offs and recoveries along with the additions to the reserve from the provision out of operations, the allowance for credit losses as a percentage of year-to-date average loans amounted to 0.83% and 0.84% at September 30, 2025 and 2024, respectively.

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

Total non-performing assets amounted to $6,580,000 as of September 30, 2025, as compared to $4,970,000 as of December 31, 2024. The economic growth for the third quarter of 2025 has remained relativey stagnant from the higher-than-expected growth in the first quarter of 2025. Consumer spending remains at high levels. The inflation rate increased from 2.4% in March 2025 to 3.0% in September 2025, above the Federal Reserve Board’s desired rate of 2.0%. Inflation has been on the rise in the second and third quarters of 2025, with currently imposed tariffs and threat of higher tariffs leading to the surge and potentially pushing inflation even higher. Additionally, mass layoffs from the federal government increased unemployment levels. Layoffs from large corporations from the public sector have also had an effect. Many economists and influential thinkers still believe that the economy is moving forward in spite of certain forecasts and predictors. The concern of a recession, although lessened this year, is still being discussed. Inflation had been receding in the middle of 2024, although it has seen a slow but steady rise in the last few quarters. This has the Federal Reserve looking very cautiously at their next move. This will all depend on which direction inflation and unemployment rates are trending. The war between Ukraine and Russia continues to deeply pierce the landscape of the world. The heightened conflict with Israel and Palestine has caused much hostility throughout the world. The continuing dispute over whether to continue US support of Ukraine and Israel in ongoing efforts has been a strain on the economy. Values of new and used homes and automobiles have remained high. Although, there would seem to be a dynamic shift in the automobile industry where inventories are increasing and sales are slowing, this may lead to a reduced profit margin. Higher interest rates have added to the curtailed borrowing. Consumer savings is dwindling, and credit balances are growing. Supply chains are back up and running efficiently in many areas. Labor continues to remain costly and unpredictable. These forces have had a direct effect on the Company’s non-performing assets. The Company is closely monitoring all segments of its loan portfolio because of the current uncertain economic environment. Non-accrual loans totaled $4,165,000 as of September 30, 2025, as compared to $4,214,000 as of December 31, 2024. There were no foreclosed assets held for resale as of September 30, 2025 and December 31, 2024. There were eight loans past-due 90 days or more and still accruing interest at September 30, 2025 that carried an aggregate balance of $2,415,000, compared to December 31, 2024 when there were six loans past-due 90 days or more and still accruing interest which carried an aggregate balance of $756,000. The loans past-due 90 days or more and still accruing interest as of September 30, 2025 were secured by commercial real estate and residential real estate, all of which were well secured and in the process of collection.

Non-performing assets to total loans was 0.69% at September 30, 2025 and 0.52% at December 31, 2024. Non-performing assets to total assets was 0.42% at September 30, 2025 and 0.35% at December 31, 2024. The allowance for credit losses to total non-performing assets was 121.58% as of September 30, 2025 as compared to 154.37% as of December 31, 2024. Additional detail can be found on page 57 in the Non-Performing Assets and Individually Evaluated Loans table and page 29 in the Non-Performing Assets table. Asset quality is a priority and the Company retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts and engages an annual external loan review.

Performing substandard loans, which have not been designated for individual evaluation to determine expected credit losses, have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not designated for individual evaluation amounted to $21,694,000 at September 30, 2025 and $20,080,000 at December 31, 2024.

Individually evaluated loans were $4,474,000 at September 30, 2025, compared to $4,523,000 at December 31, 2024. The largest individually evaluated loan relationship at September 30, 2025 consisted of a non-performing loan to a student housing holding company which is secured by commercial real estate. At September 30, 2025, the loan carried a balance of $1,603,000, net of $1,989,000 that had been charged off to date. The second largest individually evaluated loan relationship at September 30, 2025 consisted of two non-performing loans granted to an individual for the purpose of renovating a multi-use property slated to be converted into apartments and a retail storefront. Both loans are secured by commercial real estate, and carried an aggregate balance of $1,441,000 at September 30, 2025. The third largest individually evaluated loan relationship at September 30, 2025 consisted of a non-performing loan to a manufacturer of hemp-based biodegradable plastic food containers and utensils. As of September 30, 2025, the loan carried a balance of $537,000.

The Company determines the need for individual evaluation of loans based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $4,474,000 in individually evaluated loans at September 30, 2025, none were located outside of the Company’s primary market area.

The outstanding recorded investment of modified loans to borrowers experiencing financial difficulty was $107,000 at September 30, 2025, which consisted on one loan classified in the Real Estate portfolio. The outstanding recorded investment of modified loans to borrowers experiencing financial difficulty as of December 31, 2024 amounted to $10,193,000, with $10,019,000 classified in the Real Estate portfolio and $174,000 classified in the Commercial and Industrial portfolio. The modification of a loan to a borrower experiencing financial difficulty as of September 30, 2025 was a payment modification that allowed a period of interest-only payments of eleven months and the modifications of loans to borrowers experiencing financial difficulty as of December 31, 2024 consisted of term modifications on two loans which allowed an extension of the maturity date for each respective loan, one payment modification which allowed a period of interest-only payments on the loan, and one loan experienced a release of a piece of collateral securing the loan. There were no unfunded commitments on modified loans to borrowers experiencing financial difficulty as of September 30, 2025 or December 31, 2024. At September 30, 2025, the modified loan to a borrower experiencing financial difficulty was not in compliance with the terms of its restructure, compared to December 31, 2024 when there were no modifications of loans to borrowers experiencing financial difficulty that were not in compliance with the terms of their restructure.

Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding September 30, 2025, two loans experienced payment defaults during the nine months ended September 30, 2025. One loan carrying a balance of $421,000 experienced a payment default during the three and nine months ended September 30, 2025 and remained in past due status as of September 30, 2025. One loan carrying a balance of $107,000 experienced a payment default during the three and nine months ended September 30, 2025 and remained in past due status as of September 30, 2025. Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding September 30, 2024, one loan carrying a balance of $9,427,000 experienced a payment default during the nine months ended September 30, 2024, but the loan was paid current by the customer as of September 30, 2024.

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

The economic climate remains unstable. The war between Ukraine and Russia continues into its fourth year and the Israeli conflict in the Gaza strip has moved to exploring yet another cease fire attempt. Inflationary pressures remain elevated and have seen an increase in the last few months, exacerbated by recently enacted presidential policies. This continues to create much debate, speculation, and concern regarding the appropriate actions to be taken to overcome the effects of monetary policy adjustments, tariffs, federal government shutdown, and continuing large federal layoffs, that have been and will be made to affect the change. Intense political turmoil, commodity prices remaining high, gas prices fluctuating widely from week to week, small businesses closing, larger corporations cutting jobs, unprecedented weather conditions seen around the world, and the uncertainty of where the Federal Reserve may go from here in regard to rates have all exacerbated the difficulties in the national and state economy. Experts at all levels continue to ascertain the intermediate or long term effects of such issues. The Company may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of individually evaluated loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Company’s allowance for credit losses could be required. The extent of the impact of these stressors on the Company’s operational and financial performance will depend on certain developments including reactions to inflationary controls enacted, the labor force, the longevity of the wars, the ongoing political landscape, and the looming worldwide discord, and any after-effects of these factors. These factors may not immediately impact the Company’s operational and financial performance, as the effects of these factors may lag into the future. The Company is also susceptible to the impact of economic and fiscal policy factors that may evolve in the current economic environment.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of September 30, 2025 and December 31, 2024, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Individually Evaluated Loans

(Dollars in thousands)	September 30,	December 31,
	2025	2024
Non-performing assets
Non-accrual loans	$4,165	$4,214
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	2,415	756
Total non-performing assets	$6,580	$4,970

Individually evaluated loans
Non-accrual loans	$4,165	$4,214
Other Individually Evaluated loans	309	309
Total individually evaluated loans	4,474	4,523
Allocated allowance for credit losses	—	—
Net investment in individually evaluated loans	$4,474	$4,523

Individually evaluated loans with a valuation allowance	$—	$—
Individually evaluated loans without a valuation allowance	4,474	4,523
Total individually evaluated loans	$4,474	$4,523

Allocated valuation allowance as a percent of individually evaluated loans	—%	—%
Individually evaluated loans to total loans	0.47%	0.48%
Non-performing assets to total loans	0.69%	0.52%
Non-performing assets to total assets	0.42%	0.35%
Allowance for credit losses to individually evaluated loans	178.81%	169.62%
Allowance for credit losses to total non-performing assets	121.58%	154.37%

Real estate mortgages comprise 90.5% of the loan portfolio as of September 30, 2025, as compared to 89.8% as of December 31, 2024. Real estate mortgages consist of both loans secured by residential and commercial real estate. The Real Estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential component of the Real Estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Company’s market area and are subject to risks associated with the local economy. The loans secured by commercial real estate typically reprice approximately every three to five years and are also concentrated in the Company’s market area. The Company’s loss exposure on its individually evaluated loans continues to be mitigated by collateral positions on these loans. The allocated allowance for credit losses associated with individually evaluated loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits increased $146,614,000 to $1,192,494,000 as of September 30, 2025 as non-interest bearing deposits increased by $11,583,000 and interest bearing deposits increased by $135,031,000 from year-end 2024. The overall increase in interest bearing deposits was mainly the result of an increase of $111,919,000 in the balance of retail CDs resulting from new higher rate CD promotions offered during the throughout 2025 along with an increase in brokered CDs of $35,137,000 in 2025. These were offset by a decrease of $12,025,000 in the balance of other interest bearing retail deposit accounts.

Total short-term and long-term borrowings decreased to $238,856,000 as of September 30, 2025, from $240,426,000 at year-end 2024, a decrease of $1,570,000 or 0.7%. The decrease in borrowings during the nine months ended September 30, 2025 was mainly attributable to a decrease of $1,494,000 in short-term borrowings from the Federal Home Loan Bank.

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the nine months ended September 30, 2025, net income for the period, net of continued payment of dividends, increased capital by $1,552,000. Accumulated other comprehensive loss derived from net unrealized gains on debt securities available-for-sale and interest rate derivatives also impacts capital. At December 31, 2024 accumulated other comprehensive loss was $25,630,000. Accumulated other comprehensive loss stood at $22,178,000 at September 30, 2025, an improvement of $3,452,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s securities portfolio, as well as its decision to sell securities at a gain or loss. The fluctuations from net unrealized gains on debt securities available-for-sale and derivatives do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Company held 231,611 shares of common stock as treasury stock at September 30, 2025 and December 31, 2024, respectively. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of September 30, 2025 and December 31, 2024.

Total stockholders’ equity was $112,252,000 as of September 30, 2025, and $106,782,000 as of December 31, 2024.

At September 30, 2025 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of September 30, 2025 and December 31, 2024:

			Minimum Capital
	September 30,	December 31,	Adequacy with
	2025	2024	Capital Buffer
Tier 1 leverage ratio (to average assets)	9.82%	10.24%	4.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	14.91%	14.92%	7.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	14.91%	14.92%	8.50%
Total risk-based capital ratio	15.71%	15.69%	10.50%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of September 30, 2025, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At September 30, 2025, the Company had $539,461,000 in maximum borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings, and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $7,271,000.

The Company enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Company to repurchase the assets, the Company may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $32,856,000 at September 30, 2025.

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

Net cash flows provided by operating activities were $9,195,000 for the nine months ended September 30, 2025 and $6,564,000 for the nine months ended September 30, 2024. Net income amounted to $6,775,000 for the nine months ended September 30, 2025, compared to a net loss of $15,490,000 for the nine months ended September 30, 2024. The goodwill impairment recorded during the first quarter of 2024 was a non-cash charge and amounted to $19,133,000 for the nine months ended September 30, 2024; therefore, it had no effect on liquidity. For the nine months ended September 30, 2025, there was no goodwill impairment. During the nine months ended September 30, 2025, net discount accretion on securities amounted to $5,000 compared to net premium amortization of $276,000 for the nine months ended September 30, 2024. Net gains on sales of mortgage loans amounted to $97,000 for the nine months ended September 30, 2025 and $68,000 for the nine months ended September 30, 2024. Proceeds (net of gains/losses) from sales of mortgage loans originated for sale exceeded originations of mortgage loans originated for resale by $721,000 for the nine months ended September 30, 2025 and originations of mortgage loans originated for resale exceeded proceeds (net of gains/losses) from sales of mortgage loans originated for sale by $146,000 for the nine months ended September 30, 2024. Net securities gains amounted to $128,000 for the nine months ended September 30, 2025, compared to net securities losses of $48,000 for the nine months ended September 30, 2024. Accrued interest receivable increased by $82,000 and $58,000 for the nine months ended September 30, 2025 and 2024, respectively. Accrued interest payable increased by $1,023,000 for the nine months ended September 30, 2025 and decreased by $233,000 for the nine months ended September 30, 2024. Amortization of investment in low-income housing partnerships amounted to $614,000 for both the nine months ended September 30, 2025 and 2024, respectively. Other assets increased by $94,000 and $277,000 during the nine months ended September 30, 2025 and 2024, respectively. Other liabilities decreased $749,000 during the nine months ended September 30, 2025, compared to an increase of $1,079,000 during the nine months ended September 30, 2024. A gain from bank-owned life insurance proceeds of $255,000 was recognized during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 when no gains were recognized in relation to bank-owned life insurance proceeds.

Investing activities used cash of $19,481,000 and $30,071,000 during the nine months ended September 30, 2025 and 2024, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions, net against purchases) used cash of $10,082,000 and $4,690,000 during the nine months ended September 30, 2025 and 2024, respectively. Changes in restricted investment in bank stocks provided cash of $40,000 during the nine months ended September 30, 2025 and provided cash of $120,000 during the nine months ended September 30, 2024. Net cash used to originate loans amounted to $10,347,000 for the nine months ended September 30, 2025, compared $24,067,000 for the nine months ended September 30, 2024. Proceeds from bank-owned life insurance provided cash of $1,237,000 for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 when there were no proceeds from bank-owned life insurance. Purchases of premises and equipment used cash of $329,000 and $1,424,000 during the nine months ended September 30, 2025 and 2024, respectively. Purchase of investment in real estate ventures used cash of $0 and $10,000 during the nine months ended September 30, 2025 and 2024, respectively.

Financing activities provided cash of $140,287,000 and $30,518,000 during the nine months ended September 30, 2025 and 2024, respectively. Deposits increased by $146,614,000 during the nine months ended September 30, 2025 and increased by $39,470,000 during the nine months ended September 30, 2024. Short-term borrowings decreased by $1,570,000 during the nine months ended September 30, 2025 and increased by $14,007,000 during the nine months ended September 30, 2024. Dividends paid, net of reinvestment amounted to $4,757,000 for the nine months ended September 30, 2025, compared to $2,959,000 for the nine months ended September 30, 2024.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of rates on assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Company is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Company’s cumulative gap at one year indicates the Company is liability sensitive at September 30, 2025.

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

The table below presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would increase 1.86%, 4.07%, and 5.92% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 3.94%, 9.72%, and 14.68% in the 100, 200 and 300 basis point decreasing rate scenarios presented. All of the forecasts in the increasing and decreasing rate scenarios presented are within the Company’s policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current interest rate environment with federal funds trading in the 400-425 basis point range and many deposit accounts still lagging at markedly lower rates. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Company’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Company’s interest-sensitive assets are able to decline by these amounts. For the nine months ended September 30, 2025 the cost of interest-bearing liabilities averaged 3.40%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 5.45%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At September 30, 2025, net present value is projected to decrease 0.50%, 2.45%, and 5.21% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. Additionally, the 100, 200 and 300 basis point immediate decreases in rates are estimated to affect net present value with decreases of 1.15%, 6.53%, and 16.71%. All scenarios presented are within the Company’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

September 30, 2025:	Projected Change
Effect on Net Interest Income
1-Year Net Interest Income Simulation Projection
+300 bp Shock vs. Stable Rate	5.92%
+200 bp Shock vs. Stable Rate	4.07%
+100 bp Shock vs. Stable Rate	1.86%
Flat rate
‒100 bp Shock vs. Stable Rate	(3.94)%
‒200 bp Shock vs. Stable Rate	(9.72)%
‒300 bp Shock vs. Stable Rate	(14.68)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(5.21)%
+200 bp Shock vs. Stable Rate	(2.45)%
+100 bp Shock vs. Stable Rate	(0.50)%
Flat rate
‒100 bp Shock vs. Stable Rate	(1.15)%
‒200 bp Shock vs. Stable Rate	(6.53)%
‒300 bp Shock vs. Stable Rate	(16.71)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.  Controls and Procedures

a)

Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Interim Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

b)

Changes in internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2025	―	―	―	120,000
August 1 - August 31, 2025	―	―	―	120,000
September 1 - September 30, 2025	―	―	―	120,000
Total	―	―	―	120,000

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended September 30, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FIRST KEYSTONE CORPORATION
Registrant

November 7, 2025	/s/ Jack W. Jones
Jack W. Jones
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2025	/s/ Stacy L. Gordner
Stacy L. Gordner
Assistant Vice President and Interim Chief Financial Officer
(Principal Financial Officer)