Form 10-K
period 2025-12-31
FIRST KEYSTONE CORP
filed 2026-03-30
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

Yes ☐   No ⌧

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2025 determined by using a per share closing price on that date of $15.35 as quoted on the Over the Counter Market, was $84,792,940.

At March 27, 2025, there were 6,272,135 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2026 definitive Proxy Statement are incorporated by reference in Part III of this Report.

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

Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: short-term and long-term effects of inflation and rising costs to the Corporation; ineffectiveness of the business strategy due to changes in current or future market conditions; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; securities market and monetary volatilities and fluctuations; the effects of economic conditions on current and future customers, particularly with regard to the negative impact of any pandemic, epidemic or health-related crisis, and governmental responses thereto, and specifically the effect of the economy on loan customers’ ability to repay loans; effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions; possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements, regulations and rules; changes in accounting principles, policies or guidelines as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board, and other accounting standards setters; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Corporation and its subsidiary must comply; information technology difficulties, including technological changes; challenges in establishing and maintaining operations in new markets; acquisitions and integration of acquired businesses; the failure of assumptions underlying the establishment of reserves for credit losses related to loans and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; our ability to manage current levels of impaired assets; deposit flows; the loss of certain key officers; our ability to maintain the value and image of our brand and protect our intellectual property rights; continued relationships with major customers; the potential impact to the Corporation from continually evolving payment fraud risk, cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties and financial losses; and the effect of general economic conditions and more specifically in the Corporation’s market area.

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

ITEM 1. BUSINESS

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First National Bank of Berwick (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 100% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2025 and 2024, and community banking was the only reportable segment. At December 31, 2025, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $1.5 billion, $1.1 billion and $115 million, respectively. The Corporation is supported by the Board of Governors of the Federal Reserve System.

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

At December 31, 2025, the Bank had 197 full-time employees and 13 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is firstkeystonecorp.fkc.bank and the Bank’s internet website is www.fkc.bank. None of the information or contents of our website is incorporated into this Annual Report on Form 10-K.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches west from Montour County spanning east into Monroe and Northampton Counties, encompassing Columbia and Luzerne Counties. The bank’s market extends north through Luzerne County and south into Northampton County. Numerous other counties are also served; eleven contiguous counties, such as Pike and Lehigh; as well other surrounding counties, for instance Union and Snyder. The area served by the Bank includes a mix of rural communities, small to mid-sized towns and cities. The current population of the Bank’s primary five-county footprint has increased 3.3% since 2021 to 907,000 and is estimated to increase 1.2% to 918,000 by 2031. As of June 30, 2025, the FDIC Summary of Deposits report market share data ranked the Bank 12th in the deposit market share out of the top 20 banks in the principal five-county deposit market, with 2.9% of deposits.

The Bank’s headquarters, main office, and three of its branch offices are located in Berwick, Pennsylvania. Therefore, the Bank has a very strong presence in the Borough of Berwick, a community with a current population of approximately 10,300. The Bank ranks second in deposit market share in the Berwick market with 31.2% of deposits as of June 30, 2025, based on data compiled annually by the FDIC.

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

Competition - Bank

The Bank is generally competitive with national, regional and community banking financial institutions and credit unions in its service area, with respect to interest rates paid on time, savings and interest-bearing checking deposits, service charges assessed and interest rates charged on loans. The Bank’s major competitors in Columbia, Luzerne, Montour, Monroe, Northampton, and Lehigh Counties are:

• AgChoice Farm Credit, ACA	• FNCB Bank	• Susquehanna Community Bank
• Citizens Bank, N.A.	• Fulton Bank, N.A.	• Wayne Bank
• Community Bank, N.A.	• The Honesdale National Bank
• CNB Bank	• Journey Bank
• The Dime Bank	• M & T Bank
• Embassy Bank for the Lehigh Valley	• Members 1st Federal Credit Union
• Fidelity Deposit and Discount Bank	• NBT Bank, N.A.
• First National Bank of PA	• Northwest Bank
(FNB of PA)	• Peoples Security Bank & Trust Co.
• First Northern Bank & Trust Co.	• Service 1st Federal Credit Union

Concentration

The Corporation and the Bank are not dependent on deposits nor exposed by loan concentrations to a single customer or to a small group of customers, or sector or industry except as described below, such that the loss of any one or more would not have a materially adverse effect on the financial condition of the Corporation or the Bank. The Corporation had been successful in attracting municipal deposits, which make up 12.5% of total deposits at December 31, 2025. The largest deposit customer consisted of a municipality with deposit balances amounting to 3.1% of total deposits. The Corporation currently has the ability to utilize liquidity tools, such as wholesale borrowings or brokered deposits, to replace reductions in municipal deposits. The customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Pennsylvania, among other factors.

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 8%, a common equity tier 1 risk-based capital ratio of at least 6.5%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 6%, a common equity tier 1 risk-based capital ratio of at least 4.5%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2025, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category. See Note 14 — Regulatory Matters.

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

As of December 31, 2025, the Bank maintained capital ratios above the required capital conservation buffer.

Federal Reserve Bank Small Bank Holding Company Policy

Effective in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2025; however, the Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

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

As of December 31, 2025, approximately 90.2% of the Corporation’s loan portfolio was secured by real estate (including construction loans). Real estate loans secured by commercial properties are generally viewed as having more risk of default than consumer loans and loans secured by residential real estate. Loans secured by commercial properties are also typically larger than consumer loans and loans secured by residential real estate. Because the Corporation’s loan portfolio contains a significant number of loans secured by commercial properties with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s Allowance for Credit Losses is not sufficient to cover actual credit losses, earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for credit losses, the Corporation reviews its loans and loss and delinquency experience and evaluates economic conditions. If the Corporation’s assumptions prove to be incorrect, the allowance for credit losses may not cover inherent losses in its loan portfolio at the date of the financial statements. Material additions to the Corporation’s allowance would materially decrease net income. At December 31, 2025, the allowance for credit losses totaled $9.4 million, representing 0.98% of average total loans.

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

The Corporation’s operations of its business, including its transactions with customers, are increasingly done electronically, and this has increased its risks related to cybersecurity.

Increasingly, financial transactions are processed electronically, both by the Corporation and its customers, via online, mobile, and cloud technologies. Operational systems are progressively becoming cloud-based. Conducting business in this environment depends on secure transmission and storage of data in digital form as well as procedures and systems to prevent or ensure the resiliency against system failures, interruptions or breaches in security. As a result, the Corporation is exposed to the risk of cyber-attacks in the normal course of business, which may be perpetrated against the Corporation, or its third-party service providers and its customers. Further, the Corporation may face unknown or contingent liabilities arising from cybersecurity incidents or data breaches that previously occurred at companies it acquires. Such incidents may not have been discovered, disclosed, or if previously discovered fully remediated before closing, and the acquired company’s representations, warranties, and indemnities may be limited in scope, duration, or recoverability. As a result, the Corporation could incur costs or liabilities after an acquisition relating to regulatory investigations, litigation, remediation efforts, reputational harm, or customer and partner claims, which could adversely affect its business, financial condition, and results of operations.

In general, cyber incidents can result from deliberate attacks or unintentional events. The Corporation has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. While the Corporation maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover or ameliorate certain financial aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

The Corporation maintains policies and procedures designed to prevent or limit the effects of possible security breaches of its information systems. However, the techniques used for cyber-attacks are becoming increasingly sophisticated, including the use of AI, and there can be no assurance that preventive and detective measures are fail-safe.

While the Corporation has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened material cyber incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support the Corporation’s business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and, reputational damage adversely affecting customer or investor confidence.

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

Changes to trade policies and tariffs can have an adverse impact on the Corporation’s business and its customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets the Corporation serves. The Corporation’s customers-particularly local businesses engaged in agriculture, manufacturing, and retail-may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair the Corporation’s customers' ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If its customers experience financial stress, the Corporation could see an increase in loan delinquencies and credit losses, negatively affecting its asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand, deposit growth, and fee income, which are critical to the Corporation’s long-term success. While it actively monitors economic and policy developments, the Corporation cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on its business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact its financial condition, results of operations, and future growth prospects.

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

We identified material weaknesses in our internal control over financial reporting at December 31, 2023 and December 31, 2025 and cannot assure you that additional material weaknesses will not be identified in the future. If we fail to implement and maintain effective internal control over financial reporting, it could result in material misstatements in our financial statements in the future, which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

Our management identified a material weakness in our internal control over financial reporting at December 31, 2023. The material weakness had no impact upon our reported financial condition or results of operation at and for the fiscal year ended December 31, 2023, any prior periods or subsequent periods.

Our management identified an additional material weakness in our internal control over financial reporting at December 31, 2025 that had a material impact on our reported financial condition and results of operation for the fiscal year ended December 31, 2025, but did not impact any prior periods or subsequent periods. Financial results for the fiscal year ended December 31, 2025 were revised and restated accordingly.

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

The increasing use of social media platforms presents risks and challenges and our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

The use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications allows individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are continually evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. Consumers value readily available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

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

ITEM 2. PROPERTIES

The Corporation and its subsidiary occupy nineteen branch locations in Columbia, Luzerne, Montour, Monroe and Northampton Counties in Pennsylvania, which are used principally as banking offices. As of December 31, 2025, the Corporation and its subsidiary owned 19 properties and leased 3 properties.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded in the over-the-counter market on the OTC Market under the symbol “FKYS”. The following table sets forth:

●	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
●	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2024; and
●	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK
			Per Share
			Dividend
2025	High	Low	Paid
First quarter	$15.60	$13.51	$0.28
Second quarter	$17.40	$14.71	$0.28
Third quarter	$20.00	$15.50	$0.28
Fourth quarter	$19.82	$16.00	$0.28

			Dividend
2024	High	Low	Paid
First quarter	$17.00	$13.00	$0.28
Second quarter	$14.34	$11.75	$0.28
Third quarter	$13.00	$11.35	$0.28
Fourth quarter	$17.00	$11.55	$0.28

As of December 31, 2025, the Corporation had approximately 876 shareholders of record.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2025 Versus Year Ended December 31, 2024

Net income increased to $6,152,000 for the year ended December 31, 2025, as compared to a net loss of $13,203,000 for the prior year, an increase of $19,355,000. The net loss in 2024 was primarily due to the Corporation recognizing a full goodwill impairment charge of $19,133,000 during the first quarter of 2024. Earnings per share, both basic and diluted, for 2025 was $0.99 as compared to $(2.14) in 2024. Dividends per share for 2025 and 2024 were $1.12. The Corporation’s return on average assets was 0.41% in 2025 and (0.93)% in 2024. Return on average equity increased to 5.60% in 2025 from (12.04)% in 2024. Total interest income in 2025 amounted to $77,199,000, an increase of $5,777,000 or 8.09% from 2024. The increase in interest income is due to increased interest and fees on loans related to growth in real estate loans. Total interest expense of $39,548,000 increased $405,000 or 1.03% from 2024. The majority of this increase is related to increases in interest paid to depositors to retain and grow deposit relationships offset by a decrease in expenses related to short-term borrowings mainly due to lower average balances of short-term borrowings held in 2025 versus 2024.

Selected financial data and performance ratios of the Corporation for the past five years are presented below in Table 1.

Table 1 — Selected Financial Data

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2025	2024	2023	2022	2021
SELECTED FINANCIAL DATA AT YEAR END:
Total assets	$1,530,977	$1,428,583	$1,415,870	$1,329,194	$1,320,350
Total securities	396,036	391,875	394,450	375,143	439,878
Net loans	939,013	940,779	904,153	850,195	744,161
Total deposits	1,137,437	1,045,880	980,439	993,499	1,077,969
Total long-term borrowings	106,000	106,000	122,000	25,000	35,000
Total stockholders’ equity	113,060	106,782	121,615	120,386	148,555
SELECTED OPERATING DATA:
Interest income	$77,199	$71,422	$56,988	$46,413	$42,048
Interest expense	39,548	39,143	27,872	8,913	5,148
Net interest income	37,651	32,279	29,116	37,500	36,900
Provision (credit) for credit losses	4,700	1,640	(217)	(264)	860
Net interest income after provision (credit) for credit losses	32,951	30,639	29,333	37,764	36,040
Non-interest income	7,323	6,697	6,156	5,331	7,323
Non-interest expense	33,909	50,584	29,245	26,777	26,354
Income before income tax expense	6,365	(13,248)	6,244	16,318	17,009
Income tax expense	213	(45)	684	2,294	2,321
Net income (loss)	$6,152	$(13,203)	$5,560	$14,024	$14,688

PER SHARE DATA:
Net income (loss)	$0.99	$(2.14)	$0.91	$2.35	$2.49
Dividends	1.12	1.12	1.12	1.12	1.12

PERFORMANCE RATIOS:
Return on average assets	0.41%	(0.93)%	0.42%	1.07%	1.15%
Return on average equity	5.60%	(12.04)%	4.55%	10.75%	9.93%

Dividend payout	113.33%	(52.34)%	121.90%	47.70%	45.05%
Average equity to average assets	7.39%	7.69%	9.22%	9.92%	11.57%

Net interest income, as indicated below in Table 2, increased by $5,372,000 or 16.6% to $37,651,000 for the year ended December 31, 2025. The Corporation’s net interest income on a fully tax equivalent basis increased by $5,391,000, or 16.7% to $37,689,000 in 2025 as compared to $32,298,000 in 2024.

Table 2 — Reconciliation of Taxable Equivalent Net Interest Income

(Dollars in thousands)

	2025/2024
	Increase/(Decrease)
	2025	Amount	%	2024
Interest Income	$77,199	$5,777	8.1	$71,422
Interest Expense	39,548	405	1.0	39,143
Net Interest Income	37,651	5,372	16.6	32,279
Tax Equivalent Adjustment	38	19	100.0	19
Net Interest Income (fully tax equivalent)	$37,689	$5,391	16.7	$32,298

Table 3 — Average Balances, Rates and Interest Income and Expense

(Dollars in thousands)

	2025			2024
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2,4]	$87,611	$4,709	5.37%	$89,153	$4,808	5.39%
Real Estate[1,2]	864,251	50,465	5.84%	826,665	44,611	5.40%
Consumer, net[4]	5,939	518	8.72%	6,028	539	8.94%
Fees on Loans and fair value adjustment	—	1,610	—%	2	1,235	—%
Total Loans[5]	957,801	57,302	5.98%	921,848	51,193	5.55%

Securities:
Taxable	353,094	15,920	4.51%	365,552	17,939	4.91%
Tax-Exempt[1,3]	39,112	939	2.40%	40,952	948	2.31%
Total Securities	392,206	16,859	4.30%	406,504	18,887	4.65%
Restricted Investment in Bank Stocks	9,060	816	9.00%	10,576	928	8.77%
Interest-Bearing Deposits in Other Banks	56,836	2,260	3.98%	9,610	432	4.50%
Total Other Interest Earning Assets	65,896	3,076	4.67%	20,186	1,360	6.74%
Total Interest Earning Assets	1,415,903	77,237	5.45%	1,348,538	71,440	5.30%

Non-Interest Earning Assets:
Cash and Due From Banks	10,559			10,024
Allowance for Credit Losses	(7,962)			(7,400)
Premises and Equipment	21,313			21,378
Other Assets	46,723			53,149
Total Non-Interest Earning Assets	70,633			77,151
Total Assets	$1,486,536			$1,425,689

Interest Bearing Liabilities:
Savings, NOW, Money Markets and Interest Checking	$445,456	$9,196	2.06%	$470,816	$11,349	2.41%
Time Deposits	447,413	18,306	4.09%	329,660	13,927	4.22%
Securities Sold U/A to Repurchase	30,847	1,183	3.84%	29,627	1,289	4.35%
Short-Term Borrowings	101,884	4,806	4.72%	129,601	6,430	4.96%
Long-Term Borrowings	106,000	4,963	4.68%	115,792	5,053	4.36%
Subordinated Debentures	25,000	1,094	4.38%	25,000	1,094	4.37%
Total Interest Bearing Liabilities	1,156,600	39,548	3.42%	1,100,496	39,142	3.56%

Non-Interest Bearing Liabilities:
Demand Deposits	207,374			202,450
Other Liabilities	12,766			13,087
Stockholders’ Equity	109,796			109,656
Total Liabilities/Stockholders’ Equity	$1,486,536			$1,425,689

Net Interest Income Tax Equivalent		$37,689			$32,298

Net Interest Spread			2.04%			1.74%

Net Interest Margin			2.66%			2.40%

1Tax-exempt income has been adjusted to a tax equivalent basis using an incremental rate of 21% and statutory interest expense disallowance.

2Includes tax equivalent adjustments on tax-free municipal loans of $12,000 and $5,000 for years 2025 and 2024, respectively.

3Includes tax equivalent adjustments on tax-free municipal securities of $26,000 and $13,000 for years 2025 and 2024, respectively.

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

Table 3 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2025 and 2024.

The yield on earning assets was 5.45% in 2025 and 5.30% in 2024. The rate paid on interest bearing liabilities was 3.42% in 2025 and 3.56% in 2024. This resulted in an increase in our net interest spread to 2.04% in 2025, as compared to 1.74% in 2024.

As Table 3 illustrates, net interest margin, which is interest income less interest expense divided by average earning assets, was 2.66% in 2025 as compared to 2.40% in 2024. Net interest margins are presented on a tax-equivalent basis. In 2025, the yield on earning assets increased by 0.15% and the rate paid on interest bearing liabilities decreased by 0.14%. The yield on loans increased from 5.55% in 2024 to 5.98% in 2025 mainly due to loans originating and repricing at higher interest rates during the latter part of 2024 and 2025. The securities portfolio yield decreased to 4.30% in 2025 as compared to 4.65% in 2024. The decrease was mainly the result of reduced yield on taxable securities which declined from 4.91% in 2024 to 4.51% in 2025 due to maturities and calls of securities that were reinvested at lower rates. The average rate paid on short-term borrowings decreased 0.24% from 4.96% in 2024 to 4.72% in 2025. The rate paid on savings, NOW, money market, and interest checking accounts decreased 0.35% from 2.41% to 2.06% and the average rate paid on time deposits decreased 0.13% from 4.22% to 4.09%. Interest income exempt from federal tax was $1,354,000 in 2025 and $1,352,000 in 2024. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 21%.

The increase in net interest margin at December 31, 2025 compared to December 31, 2024 was primarily due to increased yields on loans and decreased yields related to deposits and short-term borrowings in 2025, as compared to 2024. Fully tax equivalent net interest income increased by $5,391,000 or 16.7% to $37,689,000 at December 31, 2025 compared to $32,298,000 at December 31, 2024. During 2025, the Federal Reserve decreased the federal-funds rate by 0.75%, resulting in a target range of 3.50% - 3.75%. The Corporation could experience a decrease in net interest income if market rates remain static or increase, as the Corporation’s net interest income continues to be liability sensitive. To negate the potential impact of a decreasing net interest margin, the Corporation will continue to focus on attracting organic loan growth and core deposits such as checking, savings, and money market accounts, thereby further reducing its dependence on higher priced certificates of deposit and short-term borrowings. The Corporation is actively monitoring and restructuring its portfolios to become more asset sensitive, which will allow for better performance in a static or rates-up environment. As of December 31, 2025 the Corporation had a total of five fair value interest rate swaps, four with a combined notional amount of $96,646,000 hedging fixed-rate available-for-sale debt securities and one interest rate swap with a notional amount of $75,000,000, hedging a specified pool of the Bank’s fixed-rate loans. The Corporation also had a total of two cash flow interest rate swaps with a combined notional amount of $100,000,000 hedging specific short-term wholesale funding positions as of December 31, 2025. See Note 12 – Derivative Instruments and Hedging Activities on page 99 for further analysis. The Corporation will continue to evaluate the potential impact of short-term rate fluctuations in 2026, as well as the slope and position of the yield curve.

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

In 2025, the increase in net interest income on a fully tax equivalent basis of $5,457,000 resulted from an increase in volume of $324,000 and an increase of $5,133,000 due to changes in rate.

Table 4 — Rate/Volume Analysis

(Dollars in thousands)

	2025 COMPARED TO 2024
	VOLUME	RATE	NET
Interest Income:
Loans, Net	$1,997	$4,112	$6,109
Taxable Securities	(612)	(1,407)	(2,019)
Tax-Exempt Securities	(43)	34	(9)
Restricted Investment in Bank Stocks	(133)	21	(112)
Other	2,123	(295)	1,828
Total Interest Income	$3,332	$2,465	$5,797

Interest Expense
Savings, NOW and Money Markets	$(611)	$(1,542)	$(2,153)
Time Deposits	4,975	(596)	4,379
Securities Sold U/A to Repurchase	53	(159)	(106)
Short-Term Borrowings	(1,375)	(249)	(1,624)
Long-Term Borrowings	(427)	337	(90)
Subordinated Debentures	—	—	—
Total Interest Expense	2,615	(2,209)	406
Net Interest Income	$717	$4,674	$5,391

The change in interest due to both volume and rate has been allocated to change due to volume and change due to rate in proportion to the absolute value of the change in each. Balances on non-accrual loans are included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR CREDIT LOSSES

For the year ended December 31, 2025, the provision for credit losses was $4,701,000 as compared to $1,640,000 for the year ended December 31, 2024. The increase in the provision for credit losses in 2025 as compared to 2024 resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors, along with specific, relationship-level credit events identified during the year ended December 31, 2025. Charge-off and recovery activity in the allowance for credit losses resulted in net charge-offs of $2,961,000 and $893,000 for the years ended December 31, 2025 and 2024, respectively. The increase in the provision for credit losses for the year ended December 31, 2025 was mainly the result of a charge-off of $2,000,000 on a commercial real estate loan, a charge-off of $500,000 on a commercial and industrial loan, and the movement to non-accrual of a significant hotel-related commercial real estate loan. The loan moved to non-accrual status was subsequently individually evaluated and a specific allocation of $973,000 was recorded based on the value of the underlying collateral. Aside from these discrete events, credit quality metrics within the remainder of the loan portfolio remained generally stable during the year ended December 31, 2025. See Analysis of Allowance for Credit Losses table on page 39 for additional information.

The allowance for credit losses as a percentage of average loans outstanding was 0.98% as of December 31, 2025 and 0.83% as of December 31, 2024.

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

Non-interest income through December 31, 2025 was $7,323,000, an increase of 9.3%, or $626,000, from 2024. The increase was mainly due to gains on life insurance proceeds received in 2025 related to a death benefit, more service charges and fee income in 2025 and higher net securities gains realized in 2025.

During 2025, net securities gains increased $119,000 to a net gain of $224,000. The increase was due to the Corporation recognizing $224,000 in net gains on held equity securities in 2025 vs recognizing $105,000 in net gains on held equity securities in 2024 due to improvement in the mark-to-market valuation on the Corporation’s held equity securities.

Gains on sales of mortgage loans amounted to a net gain of $143,000 in 2025 as compared to a net gain of $80,000 in 2024. The increase in net gains on sales of mortgage loans in 2025 was due to more individual loans sold at a higher average gain in 2025 vs 2024. The Corporation continues to service the majority of mortgages which are sold, through maturity of the loans. This servicing income provides an additional source of non-interest income on an ongoing basis.

ATM fees and debit card income increased by $33,000 or 1.5% in 2025 as compared to 2024 due to increased debit card interchange fees as the result of an increase in debit card transaction volume in 2025. Income related to a gain from life insurance proceeds related to a death benefit amounted to $255,000 for 2025 compared to 2024 when there were no gains realized in relation to life insurance proceeds.

Other income, consisting primarily of income from the sale of retail non-deposit investment products, safe deposit box rentals, and miscellaneous fees, increased $23,000, or 7.3% in 2025 as compared to 2024 as the Corporation recognized more income from retail investment activity in 2025.

Table 5 — Non-Interest Income

(Dollars in thousands)	2025/2024
	Increase/(Decrease)
	2025	Amount	%	2024
Trust department	$1,068	$17	1.6	$1,051
Service charges and fees	2,366	119	5.3	2,247
Increase in cash surrender value of life insurance	666	(3)	(0.4)	669
ATM fees and debit card income	2,261	33	1.5	2,228
Net gains (losses) on sales of mortgage loans	143	63	78.8	80
Gains from life insurance proceeds	255	255	100.0	—
Other	340	23	7.3	317
Subtotal	7,099	507	7.7	6,592
Net securities losses	224	119	113.3	105
Total	$7,323	$626	9.3	$6,697

NON-INTEREST EXPENSE

Total non-interest expense amounted to $33,908,000, a decrease of $16,670,000, or 33.0% in 2025.

The significant decrease in total non-interest expense for the year ended December 31, 2025 was mainly the result of the full, one-time, goodwill impairment charge in the amount of $19,133,000 that was recorded during the first quarter of 2024. This was the result of goodwill impairment testing performed due to the decrease of the Company’s stock price during the first quarter of 2024 as a triggering event. The goodwill impairment has no impact on regulatory capital ratios, liquidity or the Company’s cash balances.

Aside from the one-time goodwill impairment charge recognized in 2024, expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to $17,879,000 or 52.7% of total non-interest expense in 2025 and $17,228,000 or 34.1% in 2024. Salaries and employee benefits increased $651,000, or 3.8% in 2025. The increase in 2025 was mainly due to increased costs associated with employee health insurance which were $454,000 higher in 2025 as compared to 2024.

Net occupancy, furniture and equipment and computer expense increased $510,000, or 11.7% in 2025 compared to 2024. The increase was mainly due to increased depreciation on furniture and equipment resulting from the replacement of the Corporation’s ATM fleet, an increase in disaster recovery expense as the Corporation put new disaster recovery systems in place in late 2024 and an increase in expense related to various new software systems that were implemented in 2025. Professional services decreased $6,000, or 0.4% in 2025 as compared to 2024.

Pennsylvania shares tax expense increased $49,000, or 4.6% in 2025 as compared to 2024. FDIC insurance expense increased $154,000, or 14.0% in 2025 as compared to 2024. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense increased $205,000, or 20.4% in 2025 as compared to 2024. This increase was a result of higher electronic funds transfer expenses in 2025 as vendor relationship credits resulting from contract negotiations, applied against billings in 2024, were fully utilized and no longer available in 2025. Data processing fees increased $453,000, or 44.3% in 2025 as compared to 2024. The increase was the result of increased internet banking expenses and core system fees due to vendor relationship credits, applied in 2024, which were fully utilized and no longer available in 2025.

Advertising expense decreased $111,000, or 19.8% in 2025 as compared to 2024 as the result of the Corporation utilizing less television and radio advertising during 2025.

Other non-interest expense increased $558,000, or 15.9% in 2025 as compared to 2024. Other non-interest expense was higher in 2025 mainly as the result of a customer-related write-off of $307,000 during the first quarter of

2025, increased promo and underwriting expenses of $76,000 related to loans, $72,000 in additional expenses related to non-accrual loans in 2025 including legal fees and force placed insurance, and increased postage expenses of $102,000 mainly due to increased marketing mailers sent to customers in 2025.

Table 6 — Non-Interest Expense

(Dollars in thousands)	2025/2024
	Increase/(Decrease)
	2025	Amount	%	2024
Salaries and employee benefits	$17,879	$651	3.8	$17,228
Occupancy, net	2,315	124	5.7	2,191
Furniture and equipment	836	160	23.7	676
Computer expense	1,704	226	15.3	1,478
Professional services	1,611	(6)	-0.4	1,617
Pennsylvania shares tax	1,119	49	4.6	1,070
FDIC Insurance	1,251	154	14.0	1,097
ATM and debit card fees	1,208	205	20.4	1,003
Data processing fees	1,475	453	44.3	1,022
Advertising	449	(111)	-19.8	560
Goodwill impairment	—	(19,133)	-100.0	19,133
Other	4,061	552	15.7	3,509
Total	$33,908	$(16,676)	-33.0	$50,584

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

NON-GAAP RECONCILIATION SCHEDULE

FIRST KEYSTONE AND SUBSIDIARY

	Year Ended	Year Ended
(Dollars in thousands)	December 31,	December 31,
	2025	2024
Net interest income after provision for credit losses	$32,950	$30,639
Total non-interest income	7,323	6,697
Total non-interest expense	(33,908)	(50,584)
Income tax (expense) benefit	(213)	45
Net income (loss)	6,152	(13,203)

Adjustments
Other expense:
Goodwill impairment	—	19,133
Income tax (expense) benefit	—	(258)
After tax adjustment to GAAP	—	18,875
Adjusted net income	$6,152	$5,672

INCOME TAX EXPENSE

Income tax resulted in expense for the year ended December 31, 2025 of $213,000 as compared to income tax benefit of $45,000 for the year ended December 31, 2024. The effective income tax rate was 3.4% in 2025 and (0.3)% in 2024. The increase in the effective tax rate for 2025 was mainly due to higher overall operating income with minimal change to tax-exempt income. The Corporation recognized $840,000 of tax credits from low-income housing partnerships for the years ended December 31, 2025 and 2024, included in tax expense. The Corporation expects to carry forward $0 and $328,000 of low-income housing tax credits as of December 31, 2025 and December 31, 2024, respectively, which will begin to expire in the year 2045.

FINANCIAL CONDITION

GENERAL

Total assets increased to $1,530,977,000 at year-end 2025, an increase of 7.2% from year-end 2024.

Total cash and cash equivalents increased by $103,995,000 to $121,249,000 at December 31, 2025 from $17,254,000 at December 31, 2024. The increase was mainly the result of excess cash balances and excess cashflows from activity in the debt securities available-for-sale portfolio which were not reinvested during the year ended December 31, 2025.

Total debt securities available-for-sale increased $3,938,000 or 1.0% to $394,226,000 as of December 31, 2025. The increase was mainly due to $51,918,000 in securities purchased and an improvement of $10,313,000 in unrealized loss on securities, offset by $58,380,000 in maturities, paydowns, and calls completed during the same period.

Net loans decreased slightly in 2025 from $940,779,000 to $939,013,000 mainly due to higher balances of principal payments and paydowns which offset the new loan originations for the year.

As of December 31, 2025, total deposits amounted to $1,137,437,000, an increase of $91,557,000 or 8.8% from 2024. The increase is mainly due to a $135,733,000 increase in retail CDs offset by a $44,554,000 decrease in other retail deposits as the Corporation has experienced a shift from transactional deposits to term deposits.

Total short-term borrowings as of December 31, 2025 increased by $2,419,000 or 1.8% from 2024 mainly due to an increase of $3,913,000 in the balance of repurchase agreements, offset by a decrease of $1,494,000 in the balance of FHLB overnight borrowings. Balances of both FHLB long-term borrowings and subordinated debentures remained unchanged at December 31, 2025 versus December 31, 2024.

Total stockholders’ equity increased to $113,060,000 at December 31, 2025, an increase of $6,278,000, primarily due to an improvement of $6,177,000 in accumulated other comprehensive loss as a result of market value improvement in the current interest rate environment.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 95.3% for 2025 compared to

94.6% for 2024. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are securities and loans.

SECURITIES

The Corporation uses securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The securities portfolio consists of debt securities available-for-sale. No securities were established in a trading account. Debt securities available-for-sale increased $3,938,000 or 1.0% to $394,226,000 in 2025. At December 31, 2025, the net unrealized loss, net of the tax effect, on these securities was $16,320,000 and was included in stockholders’ equity as accumulated other comprehensive loss. Table 7 provides data on the fair value of the Corporation’s securities portfolio on the dates indicated. The vast majority of security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate a security.

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

Table 7 — Securities

(Dollars in thousands)	Available-For-Sale
	December 31, 2025	December 31, 2024
U.S. Treasury securities	$7,536	$7,151
U. S. Government corporations and agencies	179,545	141,830
Other mortgage-backed debt securities	36,431	46,273
Obligations of state and political subdivisions	74,925	83,485
Asset-backed securities	63,493	73,867
Corporate debt securities	32,296	37,682
Total	$394,226	$390,288

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2025. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 8 — Securities Maturity Table

(Dollars in thousands)	December 31, 2025
	Debt Securities Available-For-Sale
		U.S. Government	Other	Obligations
		Corporations &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Agencies	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$4,016	$4,395	$—	$—
Fair value	—	—	4,004	4,385	—	—

1 - 5 Years:
Amortized cost	7,941	8,262	159	6,706	1,061	5,750
Fair value	7,536	8,275	158	6,556	1,059	5,676

5 - 10 Years:
Amortized cost	—	784	775	32,971	749	23,444
Fair value	—	785	784	29,533	750	22,911

After 10 Years:
Amortized cost	—	179,365	32,622	38,847	61,834	5,224
Fair value	—	170,485	31,485	34,451	61,684	3,709

Total:
Amortized cost	$7,941	$188,411	$37,572	$82,919	$63,644	$34,418
Fair value	7,536	179,545	36,431	74,925	63,493	32,296

1Mortgage-backed and asset-backed securities are allocated for maturity reporting at their original maturity date.

Marketable equity securities consist of common stock investments in other commercial banks and bank holding companies. At December 31, 2025 and 2024, the Corporation had $1,810,000 and $1,587,000, respectively, in equity securities recorded at fair value, an increase of $223,000 or 14.1%.

LOANS

Total loans decreased to $946,661,000 as of December 31, 2025, compared to a balance of $946,826,000 as of December 31, 2024. Table 9 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans decreased $165,000, or 0.02% in 2025 compared to an increase of $37,373,000, or 4.10% in 2024.

The Real Estate portfolio increased $3,012,000 or 0.4% from $850,656,000 at December 31, 2024 to $853,668,000 at December 31, 2025. The increase in the Real Estate portfolio for the year ended December 31, 2025 was mainly the result of $115,827,000 in new loan originations, which were offset by loan payoffs of $71,096,000 and a decrease of $41,679,000 in utilization of existing real estate lines of credit, along with regular principal payments and other typical fluctuations in the Real Estate portfolio. The Agricultural portfolio increased $48,000 or 5.1% from $936,000 at December 31, 2024 to $984,000 at December 31, 2025. The increase in the Agricultural portfolio for the year ended December 31, 2025 consisted of new loan originations in the amount of $30,000 and two loans totaling $219,000 that were reclassed from the Commercial and Industrial portfolio to the Agricultural portfolio during the year ended December 31, 2025, along with an increase of $12,000 in utilization of existing agricultural lines of credit, offset by loan payoffs of $64,000 along with regular principal payments and other typical fluctuations in the Agricultural portfolio. The Commercial and Industrial portfolio increased $218,000 or 0.3% from $66,706,000 at December 31, 2024 to $66,924,000 at December 31, 2025. The increase was attributable to $13,501,000 in new loan originations and an increase of $2,356,000 in utilization of existing commercial and industrial lines of credit, which were offset by loan payments of $6,179,000 and regular principal payments and other typical amortization in the Commercial and Industrial portfolio. The Consumer portfolio decreased $1,437,000 or 22.5% from $6,390,000 at December 31, 2024 to $4,953,000 at December 31, 2025. The decrease is mainly attributable to new loan originations of $1,771,000, offset by loan payoffs of $1,587,000, a decrease of $66,000 in utilization of existing consumer lines of credit, and regular principal payments. The State and Political Subdivisions portfolio decreased $2,006,000 or 9.1% from $22,138,000 at December 31, 2024 to $20,132,000 at December 31, 2025. The decrease is mainly the result of new loan originations totaling $3,309,000 and an increase of $105,000 in utilization of existing consumer lines of credit, offset by loan payoffs of $2,593,000 and regular principal payments on state and political subdivisions loans completed during the year ended December 31, 2025.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $917,870,000 or 96.9% of gross loans are graded Pass; $4,350,000 or 0.5% are graded Special Mention; $24,441,000 or 2.6% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 3 — Loans and Allowance for Credit Losses for risk grading tables.

Overall, non-pass grades increased to $28,791,000 at December 31, 2025, as compared to $27,834,000 at December 31, 2024. Real Estate non-pass grades increased $1,087,000 or 4.0% to $28,458,000 as of December 31, 2025 compared to $27,371,000 as of December 31, 2024. Commercial and Industrial non-pass grades decreased $147,000 or 32.2% to $310,000 as of December 31, 2025 compared to $457,000 as of December 31, 2024. Consumer non-pass grades increased $17,000 or 283.3% to $23,000 as of December 31, 2025 compared to $6,000 as of December 31, 2024. There were no Agricultural or State and Political Subdivision non-pass grades as of December 31, 2025 or December 31, 2024.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

The classes of the Corporation’s loan portfolio net of unearned discount and net deferred loan fees and costs are summarized in Table 9.

Table 9 — Loans

(Dollars in thousands)	December 31,	December 31,
	2025	2024
Real Estate	$853,668	$850,656
Agricultural	984	936
Commercial and Industrial	66,924	66,706
Consumer	4,953	6,390
State and Political Subdivisions	20,132	22,138
Total Loans	$946,661	$946,826

The Corporation’s maturity and interest rate sensitivity information related to the loan portfolio is summarized in Table 10.

Table 10 — Loan Maturity and Interest Sensitivity

Loans by Maturity
	December 31, 2025
(Dollars in thousands)	One Year	After One Year	After
	and Less	Through Five Years	Five Years	Total
Real Estate	$51,595	$738,324	$63,749	$853,668
Agricultural	655	141	188	984
Commercial and Industrial	22,431	25,316	19,177	66,924
Consumer	1,534	347	3,072	4,953
State and Political Subdivisions	1,374	9,579	9,179	20,132
Total	$77,589	$773,707	$95,365	$946,661

The above data represents the amount of loans receivable at December 31, 2025 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loans by Repricing
	December 31, 2025
(Dollars in thousands)	One Year	After One Year	After
	and Less	Through Five Years	Five Years	Total
Real Estate	$174,933	$508,325	$170,410	$853,668
Agricultural	655	329	—	984
Commercial and Industrial	27,917	32,143	6,864	66,924
Consumer	1,534	3,072	347	4,953
State and Political Subdivisions	4,637	10,437	5,058	20,132
Total	$209,676	$554,306	$182,679	$946,661

Loans with a fixed interest rate	$15,154	$55,235	$165,000	$235,389
Loans with a variable interest rate	194,522	499,071	17,679	711,272
Total	$209,676	$554,306	$182,679	$946,661

The above data represents the amount of loans receivable at December 31, 2025 which are due or have the opportunity to reprice in the periods indicated, based on remaining scheduled repayments of principal for fixed rate loans or date of next repricing opportunity for variable rate loans. The fixed and variable portions of the amounts of loans receivable due or repricing in the periods indicated are also summarized above.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2025, the allowance for credit losses was $9,412,000 as compared to $7,672,000 as of December 31, 2024. The allowance for credit losses is established through a provision for credit losses charged to expenses. Loans are charged against the allowance for possible credit losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for credit losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, that might be incurred in the future. On a quarterly basis, management evaluates the qualitative factors utilized in the calculation of the Corporation’s allowance for credit losses and various adjustments are made to these factors as deemed necessary at the time of evaluation. The following table summarizes the qualitative factor adjustments made during the year ended December 31, 2025.

Quarter Ended March 31, 2025:
Loan Segment	Qualitative Factor	Basis Point Increase (Decrease)
Loans secured by first liens	Delinquency Trends	4
Loans secured by owner occupied, non-farm, non-residential properties	Delinquency Trends	4
Loans secured by other non-farm, non-residential properties	Delinquency Trends	4
Commercial and industrial loans	Delinquency Trends	4
Other revolving credit plans	Delinquency Trends	4
Automobile loans	Delinquency Trends	8
Other revolving credit plans	Volume Trends	8
Obligations of states and political subdivisions	Volume Trends	4

Quarter Ended June 30, 2025:
Loan Segment	Qualitative Factor	Basis Point Increase (Decrease)
Loans secured by first liens	Delinquency Trends	(4)
Loans secured by multifamily properties	Delinquency Trends	(4)
Loans secured by owner occupied, non-farm, non-residential properties	Delinquency Trends	(4)
Loans secured by other non-farm, non-residential properties	Delinquency Trends	8
Other revolving credit plans	Delinquency Trends	4
Automobile loans	Delinquency Trends	(12)
Loans secured by multifamily properties	Volume Trends	4
Loans to finance agricultural production and other loans to farmers	Volume Trends	4
Other consumer loans	Volume Trends	4

Quarter Ended September 30, 2025:
Loan Segment	Qualitative Factor	Basis Point Increase (Decrease)
Loans secured by revolving, open-end 1-4 family residential properties	Delinquency Trends	(4)
Loans secured by first liens	Delinquency Trends	4
Loans secured by junior liens	Delinquency Trends	4
Loans secured by multifamily properties	Delinquency Trends	4
Loans secured by owner occupied, non-farm, non-residential properties	Delinquency Trends	4
Loans secured by other non-farm, non-residential properties	Delinquency Trends	4
Other revolving credit plans	Delinquency Trends	(4)
Commercial and industrial loans	Volume Trends	4

Quarter Ended December 31, 2025:
Loan Segment	Qualitative Factor	Basis Point Increase (Decrease)
Loans secured by construction for land development and other land loans	Delinquency Trends	12
Loans secured by first liens	Delinquency Trends	(8)
Loans secured by junior liens	Delinquency Trends	4
Loans secured by owner occupied, non-farm, non-residential properties	Delinquency Trends	8
Commercial and industrial loans	Delinquency Trends	4
Other consumer loans	Delinquency Trends	4
Revolving, open-end, 1-4 family residential properties	Volume Trends	(12)
Loans secured by junior liens	Volume Trends	(12)
Commercial and industrial loans	Volume Trends	4
Other revolving credit plans	Volume Trends	12

Table 11 contains an analysis of the allowance for credit losses indicating charge-offs and recoveries by year. In 2025 and 2024, net charge-offs as a percentage of average loans amounted to 0.31% and 0.10% respectively. Net charge-offs amounted to $2,961,000 in 2025 and $893,000 in 2024. Net charge-offs were higher in 2025 than in 2024, mainly due to a charge-off of $2,000,000 completed on a loan granted to a real estate developer for the purpose of renovating the property into luxury residential rentals. Plans for renovations did not progress as anticipated and the borrower experienced difficulty in making payments as required, ultimately leading to the loan exceeding 90-days past due during the fourth quarter of 2025, at which point the loan was moved to non-accrual status and the charge-off was completed. Additionally, a charge-off in the amount of $500,000 was completed during the fourth quarter of 2025 on a fully drawn revolving commercial and industrial line of credit that was granted to a building contractor. It was determined that the pledged collateral did not support the loan balance and the borrower has become unresponsive to attempted communication from the Corporation regarding the repayment of the principal.

For the year ended December 31, 2025, the provision for credit losses resulted in a balance of $4,701,000 compared to $1,640,000 for the year ended December 31, 2024. The net effect of the provision and net charge-offs resulted in the year-end allowance for credit losses of $9,412,000 of which 93.88% was attributed to the Real Estate component, 0.02% was attributed to the Agricultural component, 4.80% was attributed to the Commercial and Industrial component, 0.79% was attributed to the Consumer component, and 0.51% was attributed to the State and Political Subdivisions component (refer to the activity in Note 3 — Loans and Allowance for Credit Losses on page 82.) The Corporation determined that the provision for credit losses made during 2025 was sufficient to maintain the allowance for credit losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2025.

Table 11

Analysis of Allowance for Credit Losses

(Dollars in thousands)
	December 31,	December 31,
As of and for the year ended:	2025	2024
Beginning Balance	$7,672	$6,925

Charge-offs:
Real Estate	2,017	345
Agricultural	—	—
Commercial and Industrial	942	524
Consumer	35	69
State and Political Subdivisions	—	—
	2,994	938
Recoveries:
Real Estate	1	21
Agricultural	—	—
Commercial and Industrial	29	19
Consumer	3	5
State and Political Subdivisions	—	—
	33	45

Net charge-offs	2,961	893
Provision charged to operations	4,701	1,640
Balance at end of period	$9,412	$7,672

Ratio of net charge-offs during the period to average loans outstanding during the period	0.31%	0.10%
Allowance for credit losses to average loans outstanding during the period	0.98%	0.83%

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

With the Bank’s manageable level of net charge-offs and recoveries along with additions to the reserve from the provision out of operations, the allowance for credit losses as a percentage of average loans amounted to 0.98% in 2025 and 0.83% in 2024.

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

Table 12

Allocation of Allowance for Credit Losses

(Dollars in thousands)	December 31, 2025	%*	December 31, 2024	%*
Real Estate	$8,836	93.88	$7,215	94.04
Agricultural	2	0.02	2	0.03
Commercial and Industrial	452	4.80	313	4.08
Consumer	74	0.79	98	1.28
State and Political Subdivisions	48	0.51	44	0.57
	$9,412	100.0	$7,672	100.0

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

Total non-performing assets amounted to $16,919,000 as of December 31, 2025, as compared to $4,970,000 as of December 31, 2024. The economic growth for the fourth quarter of 2025 has remained relatively stagnant from the higher-than-expected growth in the first quarter of 2025. Consumer spending remains at high levels. The inflation rate was 2.7% as of December 31, 2025, compared inflation rates of 3.0%, 2.7%, and 2.4% as of September 30, 2025, June 30, 2025, and March 31, 2025, respectively. Inflation rates for all four quarters of 2025 were above the Federal Reserve Board’s desired rate of 2.0%. Inflation had been receding in the middle of 2024, but has seen a rise in 2025, as the currently imposed tariffs and threat of higher tariffs have pushed inflation higher. Additionally, mass layoffs from the federal government increased unemployment levels. Layoffs from large corporations from the public sector have also had an effect. Many economists and influential thinkers still believe that the economy is moving forward despite certain forecasts and predictors. The concern of a recession, although lessened in 2025, is still being discussed. The Federal Reserve is looking very cautiously at their next move, which will depend on which direction inflation and unemployment rates are trending. The war between Ukraine and Russia continues to deeply pierce the landscape of the world. The conflict with Israel and Palestine is moving forward with the cease fire directive, and the world is watching to see if it holds. The new aggression with Venezuela and the continuing objective from Homeland Security, more specifically ICE agents, has fueled increased strife, concern, and strain on the economy. Values of new and used homes and automobiles have remained high. Although, there would seem to be a dynamic shift in the automobile industry where inventories are increasing and sales are slowing, this may lead to a reduced profit margin. Interest rates have come down slightly but remain high and continue to curtail borrowing. Consumer savings is dwindling, and credit balances are growing. Supply chains are back up and running efficiently in many areas. Labor continues to remain costly and unpredictable. These forces have had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring all segments of its loan portfolio because of the current uncertain economic environment. Non-accrual loans totaled $16,773,000 as of December 31, 2025 as compared to $4,214,000 as of December 31, 2024. There were no foreclosed assets held for resale as of December 31, 2025 or December 31, 2024. There was one loan past-due 90 days or more and still accruing interest as of December 31, 2025 which carried a balance of $146,000, compared to December 31, 2024 when there were six loans past-due 90 days or more and still accruing interest which carried an aggregate balance of $756,000. The loan past-due 90 days or more and still accruing interest as of December 31, 2025 was secured by residential real estate and was well secured and in the process of collection.

Non-performing assets to total loans was 1.79% for December 31, 2025 and 0.52% for December 31, 2024. Non-performing assets to total assets was 1.11% for December 31, 2025 and 0.35% for December 31, 2024. The allowance for credit losses to total non-performing assets was 55.63% as of December 31, 2025 as compared to 154.37% as of December 31, 2024. Additional detail can be found in Table 13 – Non-Performing Assets and Individually Evaluated and the Non-Performing Assets table in Note 3 — Loans and Allowance for Credit Losses. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts and engages an annual external loan review.

Performing substandard loans, which have not been designated for individual evaluation to determine expected credit losses, have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not designated for individual evaluation amounted to $7,668,000 at December 31, 2025 and $20,080,000 at December 31, 2024.

Individually evaluated loans were $17,052,000 at December 31, 2025, compared to $4,523,000 at December 31, 2024. The largest individually evaluated loan relationship at December 31, 2025 consisted of a non-performing loan to a borrower engaged in the hotel operations business. The loan is secured by commercial real estate and carried a balance of $9,703,000 and a specific allocation of $973,000 as of December 31, 2025. The second largest individually evaluated loan relationship at December 31, 2025 consisted of a non-performing loan granted to a real estate developer for the purpose of renovating the property into luxury residential rentals. The loan is secured by commercial real estate and carried a balance of $2,443,000 as of December 31, 2025, net of $2,000,000 that had been charged off to date. The third largest individually evaluated loan relationship at December 31, 2025 consisted of a non-performing loan to a student housing holding company which is secured by commercial real estate. At December 31, 2025, the loan carried a balance of $1,603,000, net of $1,989,000 that had been charged off to date.

The Corporation determines the need for individual evaluation of loans based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $7,348,000 in individually evaluated loans at December 31, 2025, none were located outside the Corporation’s primary market area.

The post modification recorded investment of loans to borrowers experiencing financial difficulty was $12,671,000 at December 31, 2025, with $12,664,000 classified in the Real Estate portfolio and $7,000 classified in the Commercial and Industrial portfolio. The loan modifications for the year ended December 31, 2025 consisted of five payment modifications and one other modification was classified as “other.”. Four modifications of loans to borrowers experiencing financial difficulty were completed during the fourth quarter of 2025, one on a loan carrying a post modification recorded investment of $1,983,000 which allowed a full payment deferral period of three months, one on a loan carrying a post modification recorded investment of $7,000 which allowed interest-only payments for a period of six months, one on a loan carrying a post modification recorded investment of $9,716,000 for which the modification allowed taxes to be paid by the Corporation on behalf of the borrower and the amount appended on to the principal amount outstanding on the loan, and one on a loan carrying a post modification outstanding recorded investment of $529,000 for which the modification allowed interest-only payments for a period of six months. Two modifications of loans to borrowers experiencing financial difficulty were completed during the second quarter of 2025, one on a loan carrying a post modification recorded investment of $107,000 and one on a loan carrying a post modification recorded investment of $332,000, both of which allowed interest-only payments for periods of eleven and twelve months, respectively. Both loans were subsequently modified again during the fourth quarter of 2025 to allow an extension of interest-only payments on each loan for an additional four months. The post modification recorded investment of loans to borrowers experiencing financial difficulty was $10,183,000 as of December 31, 2024, with $10,009,000 classified in the Real Estate portfolio at $174,000 classified in the Commercial and Industrial portfolio. The loan modifications for the year ended December 31, 2024 consisted of four payment modifications. Two modifications of loans to borrowers experiencing financial difficulty were completed during the fourth quarter of 2024, one on a loan carrying a post modification recorded investment of $174,000 to extend the maturity date of the loan by six months and one on a loan carrying a post modification recorded investment of $434,000 to release a portion of the real estate securing the loan.

One modification of a loan to a borrower experiencing financial difficulty was completed during the third quarter of 2024 to extend the maturity date of the loan by ten months. The loan carried a post modification recorded investment of $120,000. One modification of a loan to a borrower experiencing financial difficulty was completed during the first quarter of 2024 and allowed a period of interest-only payments of six months. The loan carried a post modification recorded investment of $9,455,000.

There were no unfunded commitments related to modified loans to borrowers experiencing financial difficulty as of December 31, 2025 or December 31, 2024. At December 31, 2025, there were two modifications of loans to borrowers experiencing financial difficulty that were not in compliance with the terms of their restructure, compared to December 31, 2024 when there were no modifications of loans to borrowers experiencing financial difficulty that were not in compliance with the terms of their restructure. Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding December 31, 2025, one loan carrying a post modification recorded investment of $107,000 experienced a payment default during the year ended December 31, 2025, but the loan was less than 30 days past due as of December 31, 2025. Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding December 31, 2024, two loans experienced payment defaults during the year ended December 31, 2024. One loan carrying a post modification recorded investment of $9,455,000 experienced a payment default during the first quarter of 2024 and a loan carrying a post modification recorded investment of $120,000 experienced a payment default during the fourth quarter of 2024. Both loans were paid current as of December 31, 2024.

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

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2026. Excluding the assets disclosed in Table 13 – Non-Performing Assets and Individually Evaluated Loans and the Non-Performing Assets table in Note 3 — Loans and Allowance for Credit Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

The economic climate remains unstable. The war between Ukraine and Russia continues on into its fourth year and the Israeli conflict in the Gaza strip has moved to exploring yet another cease fire attempt. Inflationary pressures remain elevated and have seen a slight decline in the fourth quarter of 2025. This continues to create much debate, speculation, and concern regarding the appropriate actions to be taken to overcome the effects of monetary policy adjustments, tariffs, federal government shutdown, and continuing large federal layoffs that have transpired and may continue to transpire to affect the change. Intense political turmoil, commodity prices remaining high, gas prices fluctuating widely from week to week, small businesses closing, larger corporations cutting jobs, unprecedented weather conditions seen around the world, and the uncertainty of where the Federal Reserve may go from here in regard to rates have exacerbated the difficulties in the national and state economy. Experts at all levels continue to ascertain the intermediate or long-term effects of such issues. The Corporation may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of individually evaluated loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Corporation’s allowance for credit losses could be required. The extent of the impact of these stressors on the Corporation’s operational and financial performance will depend on certain developments including reactions to inflationary controls enacted, the labor force, the longevity of the wars, the ongoing political landscape, and the looming worldwide discord, and any after-effects of these factors. These factors may not immediately impact the Corporation’s operational and financial performance, as the effects of these factors may lag into the future. The Corporation is also susceptible to the impact of economic and fiscal policy factors that may evolve in the current economic environment.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2025 and 2024 management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 13

Non-Performing Assets and Individually Evaluated Loans

(Dollars in thousands)	December 31,	December 31,
	2025	2024
Non-performing assets
Non-accrual loans	$16,773	$4,214
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	146	756
Total non-performing assets	$16,919	$4,970

Individually evaluated loans
Non-accrual loans	$16,773	$4,214
Other Individually Evaluated loans	279	309
Total individually evaluated loans	17,052	4,523
Allocated allowance for credit losses	(973)	—
Net investment in individually evaluated loans	$16,079	$4,523

Individually evaluated loans with a valuation allowance	$9,703	$—
Individually evaluated loans without a valuation allowance	7,349	4,523
Total individually evaluated loans	$17,052	$4,523

Allocated valuation allowance as a percent of individually evaluated loans	—%	—%
Individually evaluated loans to total loans	1.80%	0.48%
Non-performing assets to total loans	1.79%	0.52%
Non-performing assets to total assets	1.11%	0.35%
Allowance for credit losses to individually evaluated loans	55.20%	169.62%
Allowance for credit losses to total non-performing assets	55.63%	154.37%

Real estate mortgages comprised 90.2% of the loan portfolio as of December 31, 2025 and 89.8% as of December 31 2024, respectively. Real estate mortgages consist of both loans secured by residential and commercial real estate. The Real Estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential component of the Real Estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated in the Corporation’s market area and are subject to risks associated with the local economy. The loans secured by commercial real estate typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its individually evaluated loans continues to be mitigated by collateral positions on these loans. The allocated allowance for credit losses associated with individually evaluated loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation, and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Deposits increased by $91,557,000, or 8.8% for the year ending December 31, 2025 as compared to December 31, 2024. The increase in deposits in 2025 can mainly be attributed to an increase of $135,733,000 in the balance of retail CDs resulting from new higher rate CD promotions offered throughout 2025.

The following schedule reflects the remaining maturities of time deposits and other time open deposits of $100,000 or more at December 31, 2025.

Table 14 – Remaining Maturities of Time Deposits and Other Time Open Deposits of $100,000 or More

(Dollars in thousands)	Time	Other Time Open
	Deposits	Deposits
	≥$100,000	≥$100,000
Less than or equal to 3 months	$111,699	$855
Over 3 months through 6 months	76,772	—
Over 6 months through 12 months	18,600	—
Over 12 months	4,835	—
	$211,906	$855

Total borrowings were $242,845,000 as of December 31, 2025, compared to $240,426,000 at December 31, 2024. Short-term debt increased from $134,426,000 in 2024 to $136,845,000 as of December 31, 2025. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window and short-term borrowings from FHLB. Short-term borrowings from FHLB are commonly used to offset balance sheet fluctuations. During 2025, long-term borrowings remained the same at $106,000,000.

In connection with FHLB borrowings, Federal Discount Window, and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

The following table shows information about the Corporation’s short-term borrowings as of December 31, 2025 and 2024.

Table 15 — Short-Term Borrowings

(Dollars in thousands)

	2025
			Maximum
	Period End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$—	$—	$—	5.49%
Securities sold under agreements to repurchase	36,845	30,847	36,845	3.84%
Federal Discount Window	—	6	—	4.50%
Federal Home Loan Bank	100,000	101,879	114,231	4.64%
	$136,845	$132,732	$151,076	4.45%

(Dollars in thousands)

	2024
			Maximum
	Period End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$—	$1	$—	6.56%
Securities sold under agreements to repurchase	32,932	29,626	32,932	4.34%
Federal Discount Window	—	806	4,920	5.46%
Federal Home Loan Bank	101,494	128,795	150,000	5.60%
	$134,426	$159,228	$187,852	5.37%

The rapid increase in interest rates throughout 2022 and 2023 created a significant earnings challenge for the industry. As liability costs outpaced asset yield growth, negative earnings was a plausible scenario shown in many models if no action was taken. Due to the stress this placed on the Corporation, an action plan strategy was put into effect in 2023 that included disciplined loan pricing, fair value and interest rate swaps/hedges and a leverage of the balance sheet consisting of securities and brokered CD purchases and long-term borrowings. This action plan strategy was the key part of the Corporation’s decision to utilize targeted long-term borrowings over high-rate short-term borrowings and the decision to take on more brokered CDs in 2023 and 2024, also entering into an additional hedge agreement against a specified pool of the Bank’s loans in 2024. As a continuation of this strategy, in 2025, the Corporation entered into an additional hedge agreement against a specified pool of the Bank’s securities with funding provided by short-term brokered CDs with a three-month maturity. The short-term brokered CDs matured during the third quarter of 2025 and replacement was not deemed necessary.

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on debt securities available-for-sale and derivatives, net of taxes, referred to as accumulated other comprehensive (loss) income, may increase or decrease total equity capital. The total net increase in capital was $6,278,000 in 2025 after a decrease of $14,833,000 in 2024. The increase in equity capital in 2025 was due to an improvement in accumulated other comprehensive (loss) income amounting to $6,177,000 and issuance of new shares through the Corporation’s Dividend Reinvestment Program (“DRIP”) amounting to $922,000, offset by a decrease of $821,000 in retained earnings.

The Corporation had 231,611 shares of common stock as of December 31, 2025 and December 31, 2024, at a cost of $5,709,000, as treasury stock, authorized and issued but not outstanding.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was 5.60% for 2025 and (12.04)% for 2024.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 15 reflects risk-based capital ratios and the leverage ratio for the Bank. The Bank’s leverage ratio was 9.62% at December 31, 2025 and 10.24% December 31, 2024.

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

Table 16 — Capital Ratios

At December 31, 2025, the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of December 31, 2025 and December 31, 2024:

			Minimum Capital
	December 31,	December 31,	Adequacy with
	2025	2024	Capital Buffer
Tier 1 leverage ratio (to average assets)	9.62%	10.24%	4.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	15.17%	14.92%	7.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.17%	14.92%	8.50%
Total risk-based capital ratio	16.12%	15.69%	10.50%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of December 31, 2025, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At December 31, 2025, the Corporation had $533,434,000 in available borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $7,119,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $36,845,000 at December 31, 2025.

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

Net cash flows provided by operating activities were $11,163,000 and $8,645,000 as of December 31, 2025 and December 31, 2024, respectively. Net income amounted to $6,152,000 for the year ended December 31, 2025 compared to net loss of $13,203,000 for the year ended December 31, 2024. The provision for credit losses resulted in a balance of $4,701,000 for the year ended December 31, 2025 compared to $1,640,000 for the year ended December 31, 2024. Goodwill impairment amounted to $0 at December 31, 2025 compared to $19,133,000 at December 31, 2024. During the year ended December 31, 2025, net discount accretion on securities amounted to $86,000, compared to net premium amortization on securities of $273,000 for the year ended December 31, 2024. Net gains on sales of mortgage loans were $143,000 for the year ended December 31, 2025, compared to $80,000 for the year ended December 31, 2024. Originations of mortgage loans originated for resale exceeded proceeds (including gains) from sales of mortgage loans originated for resale by $272,000 and $446,000 for the years ended December 31, 2025 and 2024, respectively. Net securities gains were $224,000 for the year ended December 31, 2025, compared to $105,000 for the year ended December 31, 2024. Accrued interest receivable increased by $4,000 during the year ended December 31, 2025 and decreased by $208,000 during the year ended December 31, 2024. Accrued interest payable increased by $583,000 during the year ended December 31, 2025 and decreased by $671,000 during the year ended December 31, 2024. Other assets decreased by $584,000 during the year ended December 31, 2025 and increased by $808,000 during the year ended December 31, 2024. Other liabilities decreased by $906,000 and increased $1,721,000 during the years ended December 31, 2025 and 2024, respectively. Amortization of investment in low-income housing partnerships amounted to $819,000 for the years ended December 31, 2025 and 2024. Cash surrender value of bank owned life insurance increased by $666,000 during the year ended December 31, 2025 compared to an increase of $669,000 during the year ended December 31, 2024. A gain from bank owned life insurance proceeds was recognized during the year ended December 31, 2025 in relation to a death benefit which amounted to $255,000, compared to the year ended December 31, 2024 when no gains were recognized in relation to bank owned life insurance proceeds.

Investing activities provided cash of $4,907,000 during the year ended December 31, 2025 and used cash of $33,158,000 during the year ended December 31, 2024. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions, net against purchases) provided cash of $6,462,000 during the year ended December 31, 2025 and $4,419,000 during the year ended December 31, 2024. Net change in restricted investment in bank stocks provided cash of $40,000 during the year ended December 31, 2025 and $1,901,000 during the year ended December 31, 2024. Net cash used to originate loans amounted to $2,520,000 and $37,740,000 during the years ended December 31, 2025 and 2024, respectively. Proceeds from bank owned life insurance provided cash of $1,238,000 during the year ended December 31, 2025 compared to the year ended December 31, 2024 when there was no cash provided from bank-owned life insurance. Purchase of premises and equipment used cash of $313,000 and $1,728,000 during the years ended December 31, 2025 and 2024, respectively. Purchase of investment in real estate ventures used cash of $0 and $10,000 during the years ended December 31, 2025 and 2024, respectively.

Financing activities provided cash of $87,925,000 and $24,754,000 during the years ended December 31, 2025 and 2024, respectively. Deposits increased by $91,557,000 during the year ended December 31, 2025 and increased by $65,441,000 during the year ended December 31, 2024. Short-term borrowings increased by $2,419,000 during the year ended December 31, 2025 and decreased by $19,042,000 during the year ended December 31, 2024. Proceeds from long-term borrowings amounted to $0 for the year ended December 31, 2025, compared to $4,000,000 for the year ended December 31, 2024. Repayment of long-term borrowings used cash of $0 during the year ended December 31,

2025 and $20,000,000 during the year ended December 31, 2024. Dividends paid amounted to $6,051,000 for the year ended December 31, 2025, compared to $5,645,000 for the year ended December 31, 2024.

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

Table 17 represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2025.

Table 17 — Contractual Obligations

(Dollars in thousands)

	Less than	1 - 3	4 -5	Over
December 31, 2025	1 Year	Years	Years	5 Years	Total
Time deposits	$424,203	$62,495	$11,790	$5,500	$503,988
Securities sold under agreement to repurchase	36,845	—	—	—	36,845
Short-term borrowings	100,000	—	—	—	100,000
Long-term borrowings	64,000	42,000	—	—	106,000
Subordinated debentures	—	—	25,000	—	25,000
Operating lease obligations	175	312	314	2,002	2,803
Financing lease obligations	8	17	11	—	36
	$625,231	$104,824	$37,115	$7,502	$774,672

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2025, the Corporation had outstanding unfunded commitments to extend credit of $120,554,000 and outstanding standby letters of credit of $6,236,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 15 — Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 18 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2025. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 18 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2025 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at December 31, 2025.

Table 18 — Interest Rate Sensitivity Analysis

(Dollars in thousands)

	December 31, 2025
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total
Assets	$325,701	$620,103	$530,600	$54,573	$1,530,977

Liabilities/Stockholders’ Equity	$834,929	$327,167	$217,748	$151,133	$1,530,977

Interest Rate Sensitivity Gap	$(509,228)	$292,936	$312,852	$(96,560)

Cumulative Gap	$(509,228)	$(216,292)	$96,560	$—

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

Table 19 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various immediate shock increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would increase 2.36%, 4.14% and 5.72% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 5.61%, 11.90%, and 17.39% in the 100, 200, and 300 basis point decreasing rate scenarios, respectively. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current interest rate environment with federal funds trading in the 350-375 basis point range and many deposit accounts still lagging at markedly lower rates. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the years ended December 31, 2025 and 2024, the cost of interest-bearing liabilities averaged 3.42% and 3.56%, respectively, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 5.45% and 5.30%, respectively.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At December 31, 2025, net present value is projected to decrease 3.19%, 7.19%, and 11.69% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. Additionally, the 100, 200 and 300 basis point immediate decreases in rates are estimated to affect net present value with an increase of 1.36% in the 100 basis point immediate decrease scenario and decreases of 0.80% and 7.46% in the 200 and 300 basis point immediate decrease scenarios, respectively. All scenarios presented are within the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Table 19 — Effect of Change in Interest Rates

December 31, 2025	Projected Change
Effect on Net Interest Income
1-Year Net Interest Income Simulation Projection
+300 bp Shock vs. Stable Rate	5.72%
+200 bp Shock vs. Stable Rate	4.14%
+100 bp Shock vs. Stable Rate	2.36%
Flat rate
‒100 bp Shock vs. Stable Rate	(5.61)%
‒200 bp Shock vs. Stable Rate	(11.90)%
‒300 bp Shock vs. Stable Rate	(17.39)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(11.69)%
+200 bp Shock vs. Stable Rate	(7.19)%
+100 bp Shock vs. Stable Rate	(3.19)%
Flat rate
‒100 bp Shock vs. Stable Rate	1.36%
‒200 bp Shock vs. Stable Rate	(0.80)%
‒300 bp Shock vs. Stable Rate	(7.46)%

Table 20 shows the quarterly results of operations for the Corporation for the years ended December 31, 2025 and 2024:

Table 20 — Quarterly Results of Operations (Unaudited)

(Dollars in thousands, except per share data)
	Three Months Ended
2025	March 31	June 30	September 30	December 31
Interest income	$18,210	$18,884	$19,760	$20,345
Interest expense	9,440	9,379	10,256	10,473
Net interest income	8,770	9,505	9,504	9,872
Provision (credit) for credit losses	751	(237)	255	3,932
Non-interest income	1,759	1,798	1,906	1,860
Non-interest expense	8,644	8,255	7,997	9,012
Income before income tax expense (benefit)	1,134	3,285	3,158	(1,212)
Income tax expense (benefit)	81	371	350	(589)
Net income	$1,053	$2,914	$2,808	$(623)

Basic and diluted earnings per share	$0.17	$0.47	$0.45	$(0.10)

(Dollars in thousands, except per share data)
	Three Months Ended
2024	March 31	June 30	September 30	December 31
Interest income	$16,946	$17,593	$18,242	$18,641
Interest expense	9,471	9,592	10,088	9,992
Net interest income	7,475	8,001	8,154	8,649
Provision for credit losses	264	510	718	148
Non-interest income	1,344	1,621	1,860	1,872
Non-interest expense	27,145	7,666	7,820	7,953
(Loss) income before income tax (benefit) expense	(18,590)	1,446	1,476	2,420
Income tax (benefit) expense	(213)	66	(31)	133
Net (loss) income	$(18,377)	$1,380	$1,507	$2,287

Basic and diluted (losses) earnings per share	$(3.00)	$0.23	$0.25	$0.38

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

The Corporation considers three accounting policies to be critical because they involve the most significant judgments and estimates used in preparation of its consolidated financial statements. The three policies are the determination of allowance for credit losses, the determination of fair value of financial instruments, and the valuation of deferred tax assets.

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

The evaluation of the allowance for credit losses is inherently subjective as it requires material estimates based upon management’s judgment regarding the projected credit losses over the contractual lifetime of the loans. The Corporation utilizes the Weighted Average Remaining Maturity (“WARM”) method to calculate the allowance for credit losses which utilizes an average annual charge-off rate containing loss content over several vintages. The average annual charge-off rate is used as a foundation for estimating the credit loss content for loans segmented by homogeneous pools (consistent with the segmentation of the FDIC Bank Call Report), determining a historical charge-off rate for each pool/segment. The methodology used to determine the allowance for credit losses also includes a qualitative component which adjusts loss estimates upward or downward, considering information not already captured in the loss estimation process. See “Allowance for Credit Losses – Loans” under Note 1 – Summary of Significant Accounting Policies for more information.

Fair Value of Financial Instruments. A fair value hierarchy for valuation inputs is established by the fair value measurement and disclosure guidance and grants highest priority to unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities (Level 1). The next priority in the hierarchy is given to quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2). Lowest priority is given to prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable or supported by little to no market activity (Level 3).

Determining fair value measurement for financial instruments may require significant judgment by management in the application of valuation techniques and observable market inputs. The Corporation measures the fair value of certain financial instruments on a recurring basis, which include its available-for-sale investment portfolio and derivative instruments. Measurements related to available-for-sale investments and derivative instruments are primarily based on observable inputs such as interest rates, yield curves, and credit spreads and the majority of the instruments are classified as Level 2 of the fair value hierarchy. While the measurements used to determine fair value for available-for-sale investments and derivative instruments do not involve unobservable inputs, changes in market conditions could impact fair values.

Particularly for items that fall under Level 3 of the valuation hierarchy, management judgment is a key component in the determination of fair value, as the valuation techniques for these instruments rely on internal assessments and evaluations completed by management. See Note 17 – Fair Value Measurements for additional information.

Valuation of Deferred Tax Assets. Deferred income tax expense may result from changes in deferred tax assets and liabilities between periods. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, deferred tax assets are reduced by a valuation allowance based on the weight of the evidence available at the time the analysis is performed. Deferred tax assets can only be recognized to the extent that it is probable that future taxable income will be available against which the unused tax credits can be applied; therefore, management’s judgment is required to assess the probability that such probable future taxable income will be available. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers facts, circumstances, and information available at the reporting date and is subject to management’s judgment. See “Income Taxes” under Note 1 – Summary of Significant Accounting Policies for more information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Keystone Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Keystone Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans – Qualitative Factor Adjustments

Critical Audit Matter Description

The Company’s allowance for credit losses (ACL) on loans was $9.4 million at December 31, 2025. As more fully described in Note 1 and Note 3, the ACL represents management’s estimate of expected credit losses over the contractual terms of the Company’s loan portfolio as of the balance sheet date.

The Company estimates the quantitative component of the ACL for collectively evaluated loans using the Weighted Average Remaining Maturity (“WARM”) method, which applies an average annual historical net charge off rate to loan pools over their weighted average remaining life. Management then applies qualitative factor adjustments, by portfolio segment, to reflect information not otherwise captured in the quantitative estimate, including changes in economic and business conditions, portfolio trends, and other internal and external factors.

We identified the qualitative factor adjustments to the ACL for collectively evaluated loans as a critical audit matter because determining the direction and magnitude of these segment level adjustments involves especially subjective judgments and estimation uncertainty, including judgments about current conditions and forward-looking information, and required significant auditor judgment to evaluate whether the adjustments were reasonable and supported by relevant internal and external information.

How We Addressed the Critical Audit Matter in our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to this critical audit matter included the following, among others:

●	Evaluating the appropriateness of management’s qualitative framework, including whether qualitative adjustments were designed to capture factors not already incorporated in the quantitative WARM estimate and whether the framework was applied by portfolio segment consistent with the Company’s policy.
●	Testing the completeness and accuracy of key portfolio data used by management to develop qualitative factor adjustments (e.g., delinquency/nonaccrual, concentrations).
●	Evaluating the reasonableness of the direction and magnitude of qualitative adjustments, by segment, by comparing management’s rationale to relevant internal credit risk indicators and external information used by management to support adjustments.
●	Assessing consistency of qualitative factor application period over period, including evaluating whether changes in qualitative adjustments were supported by changes in portfolio performance indicators and external conditions.

/s/ Baker Tilly US, LLP

Milwaukee, Wisconsin

March 30, 2026

We have served as the Company’s auditor since 2018.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)	December 31,
	2025	2024
ASSETS
Cash and due from banks	$8,755	$9,933
Interest-bearing deposits in other banks	112,494	7,321
Total cash and cash equivalents	121,249	17,254
Debt securities available-for-sale, at fair value	394,226	390,288
Marketable equity securities, at fair value	1,810	1,587
Restricted investment in bank stocks, at cost	8,944	8,984

Loans held for investment	947,285	947,714
Loans held for sale	1,140	737
Allowance for credit losses	(9,412)	(7,672)
Net loans	939,013	940,779
Premises and equipment, net	19,377	20,272
Operating lease right-of-use assets	1,326	1,400
Accrued interest receivable	4,997	4,993
Cash surrender value of bank owned life insurance	26,362	26,679
Investments in low-income housing partnerships	4,333	5,152
Deferred income taxes	6,463	7,725
Other assets	2,877	3,470
TOTAL ASSETS	$1,530,977	$1,428,583

LIABILITIES
Deposits:
Non-interest bearing	$206,823	$203,583
Interest bearing	930,614	842,297
Total deposits	1,137,437	1,045,880
Short-term borrowings	136,845	134,426
Long-term borrowings	106,000	106,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	1,862	1,920
Accrued interest payable	2,735	2,152
Other liabilities	8,038	6,423
TOTAL LIABILITIES	1,417,917	1,321,801

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of December 31, 2025 and December 31, 2024; issued 0 as of December 31, 2025 and December 31, 2024	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of December 31, 2025 and December 31, 2024; issued 6,503,746 as of December 31, 2025 and 6,450,392 as of December 31, 2024; outstanding 6,272,135 as of December 31, 2025 and 6,218,781 as of December 31, 2024	13,007	12,901
Surplus	45,888	45,072
Retained earnings	79,327	80,148
Accumulated other comprehensive loss	(19,453)	(25,630)
Treasury stock, at cost, 231,611 shares as of December 31, 2025 and December 31, 2024	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	113,060	106,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,530,977	$1,428,583

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
	Years Ended December 31,
	2025	2024

INTEREST INCOME
Interest and fees on loans	$57,289	$51,187
Interest and dividend income on securities:
Taxable	15,832	17,743
Tax-exempt	935	1,074
Dividends	67	57
Dividend income on restricted investment in bank stocks	816	928
Interest on interest-bearing deposits in other banks	2,260	433
Total interest income	77,199	71,422
INTEREST EXPENSE
Interest on deposits	27,501	25,276
Interest on short-term borrowings	5,989	7,720
Interest on long-term borrowings	4,964	5,053
Interest on subordinated debt	1,094	1,094
Total interest expense	39,548	39,143
Net interest income	37,651	32,279
Provision for credit losses	4,701	1,640
Net interest income after provision for credit losses	32,950	30,639
NON-INTEREST INCOME
Trust department	1,068	1,051
Service charges and fees	2,366	2,247
Increase in cash surrender value of life insurance	666	669
ATM fees and debit card income	2,261	2,228
Net gains on sales of mortgage loans	143	80
Net securities gains	224	105
Gains from life insurance proceeds	255	—
Other	340	317
Total non-interest income	7,323	6,697
NON-INTEREST EXPENSE
Salaries and employee benefits	17,879	17,228
Occupancy, net	2,315	2,191
Furniture and equipment expense	836	676
Computer expense	1,704	1,478
Professional services	1,611	1,617
Pennsylvania shares tax	1,119	1,070
FDIC insurance, net	1,251	1,097
ATM and debit card fees	1,208	1,003
Data processing fees	1,475	1,022
Advertising	449	560
Goodwill impairment	—	19,133
Other	4,061	3,509
Total non-interest expense	33,908	50,584
Income (loss) before income tax (benefit) expense	6,365	(13,248)
Income tax expense (benefit)	213	(45)
NET INCOME (LOSS)	$6,152	$(13,203)
PER SHARE DATA
Net income (loss) per share:
Basic	$0.99	$(2.14)
Diluted	0.99	(2.14)
Dividends per share	1.12	1.12

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)	Year Ended
	December 31,
	2025	2024

Net income (loss)	$6,152	$(13,203)

Other comprehensive income:
Unrealized net holding gains on debt securities available-for-sale arising during the period, net of income taxes of $(1,865) and $(423), respectively	7,012	1,589

Fair value adjustment on cash flow derivatives, net of income taxes of $219 and $(606), respectively	(835)	2,426

Total other comprehensive income	6,177	4,015

Total comprehensive income (loss)	$12,329	$(9,188)
(a)	Gross amounts are included in net securities gains on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense (benefit) on the consolidated statements of income.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares Issued	Amount	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2024	6,352,665	$12,705	$44,004	$100,260	$(29,645)	$(5,709)	$121,615

Net (loss)				(13,203)			(13,203)
Other comprehensive income, net of taxes					4,015		4,015
Issuance of common stock under dividend reinvestment plan	97,727	196	1,068				1,264
Dividends - $1.12 per share				(6,909)			(6,909)
Balance at December 31, 2024	6,450,392	12,901	45,072	80,148	(25,630)	(5,709)	106,782

Net income				6,152			6,152
Other comprehensive income, net of taxes					6,177		6,177
Issuance of common stock under dividend reinvestment plan	53,354	106	816				922
Dividends - $1.12 per share				(6,973)			(6,973)
Balance at December 31, 2025	6,503,746	$13,007	$45,888	$79,327	$(19,453)	$(5,709)	$113,060

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,152	$(13,203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses on loans	4,701	1,640
Release of credit losses on unfunded commitments	(20)	(64)
Goodwill impairment	—	19,133
Depreciation and amortization	1,277	946
Net (discount accretion) premium amortization on securities	(86)	273
Deferred income tax benefit	(394)	(63)
Net gains on sales of mortgage loans	(143)	(80)
Proceeds from sales of mortgage loans originated for sale	5,716	3,407
Originations of mortgage loans originated for sale	(5,988)	(3,853)
Net securities gains	(224)	(105)
(Increase) decrease in accrued interest receivable	(4)	208
Increase in cash surrender value of bank owned life insurance	(666)	(669)
Gain from bank-owned life insurance proceeds	(255)	—
Net losses on disposals of premises and equipment	17	14
Decrease (increase) in other assets	584	(808)
Amortization of investment in low-income housing partnerships	819	819
Increase (decrease) in accrued interest payable	583	(671)
(Decrease) increase in other liabilities	(906)	1,721
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,163	8,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of debt securities available-for-sale	58,380	69,878
Purchases of debt securities available-for-sale	(51,918)	(65,459)
Net change in restricted investment in bank stocks	40	1,901
Net increase in loans originated as held for investment	(2,520)	(37,740)
Proceeds from bank-owned life insurance	1,238	—
Purchase of premises and equipment	(313)	(1,728)
Purchase of investment in real estate venture	—	(10)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,907	(33,158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	91,557	65,441
Net increase (decrease) in short-term borrowings	2,419	(19,042)
Proceeds from long-term borrowings	—	4,000
Repayment of long-term borrowings	—	(20,000)
Dividends paid, net of reinvestment	(6,051)	(5,645)
NET CASH PROVIDED BY FINANCING ACTIVITIES	87,925	24,754

INCREASE IN CASH AND CASH EQUIVALENTS	103,995	241
CASH AND CASH EQUIVALENTS, BEGINNING	17,254	17,013
CASH AND CASH EQUIVALENTS, ENDING	$121,249	$17,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$38,965	$40,663
Income taxes paid	883	50
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Right-of-use assets obtained in exchange for lease liabilities	33	33

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

Segments are components of a company that have discrete financial information available and are regularly evaluated by a chief operating decision maker (CODM) to assess performance and decide how resources are allocated. Substantially all of the Corporation’s operations occur through the Bank and involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of its banking operation, which constitutes the Corporation’s only operating segment for financial reporting purposes. The Corporation’s one reportable segment is determined by our Chief Executive Officer, who is designated the CODM, based upon information provided about the Corporation’s products and services offered, primarily community banking operations. The CODM manages business activities on a consolidated basis and uses consolidated net income, as reported on the consolidated financial statements of income, to evaluate financial performance, allocate resources, and monitor budget versus actuals. The CODM also considers other components reported on the consolidated financial statements of income including interest income, interest expense, non-interest income, and non-interest expense as part of this evaluation of financial performance. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The measure of segment assets is reported on the consolidated balance sheets as total assets at December 31, 2025 and 2024.

Significant Concentrations of Credit Risk

The majority of the Corporation’s activities involve customers located primarily in Columbia, Luzerne, Montour, Monroe, Northampton, and Lehigh counties in Pennsylvania. The types of securities in which the Corporation invests are presented in Note 2 – Securities. Credit risk as it relates to investment activities is moderated through the monitoring of ratings, geographic concentrations, etc. residing in the portfolio and the observance of minimum rating levels in the investment policy. Note 3 – Loans and Allowance for Credit Losses summarizes the types of lending in which the Corporation engages. The inherent risks associated with lending activities are mitigated by adhering to established underwriting practices and policies, as well as portfolio diversification and thorough monitoring of the loan portfolio. It is management’s opinion that the investment and loan portfolios were well balanced at December 31, 2025 and 2024, to the extent necessary to avoid any significant concentrations of credit risk.

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

Subsequent Events

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2025, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued. On February 27, 2026, the Board of Directors declared a dividend of $0.28 per share for the first quarter of 2026. The dividend is payable on March 31, 2026 to shareholders of record as of March 12, 2026.

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

Debt Securities

The Corporation classifies its debt securities as either “Held-to-Maturity” or “Available-for-Sale” at the time of purchase. Debt securities are accounted for on a trade date basis. Debt securities are classified as Held-to-Maturity when the Corporation has the ability and positive intent to hold the securities to maturity. Debt securities classified as Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity. At December 31, 2025 and 2024, all debt securities held were classified as Available-for-Sale.

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

Debt securities available-for-sale are required to be individually evaluated for impairment in accordance with ASC 326, Financial Instruments – Credit Losses. Management evaluates debt securities for impairment where there has been a decline in fair value below the amortized cost basis of a debt security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the extent to which the fair value has been less than cost, (4) the Corporation’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) credit ratings, (6) third party guarantees, and (7) collateral values. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the debt securities. All issues of U.S. Treasury and Agency-Backed debt securities have the full faith and credit backing of the United States Government or one of its agencies. All other debt securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. As of December 31, 2025 and 2024, there were no credit losses recorded in relation to debt securities available-for-sale.

Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the debt security. The credit loss component would be recognized as credit loss expense (or reversal) through the provision for credit losses and the creation of an allowance for credit losses. Losses would be charged against the allowance if management believes the debt security available-for-sale to be uncollectable or when either criteria regarding the intent or requirement to sell is met (e.g. the Corporation intends to sell or determines it is more-likely-than-not that it will be required to sell the security prior to recovering the security’s fair value).

The Corporation made a policy election to exclude accrued interest receivable from the unamortized cost basis of debt securities available-for-sale. Accrued interest receivable on debt securities available-for-sale is reported as a component of accrued interest receivable on the Corporation’s consolidated balance sheets and totaled $2,068,000 and $2,142,000 at December 31, 2025 and 2024, respectively. Accrued interest receivable is excluded from the estimate of credit losses.

Equity Securities

In accordance with ASC 321-10, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported on the consolidated statements of income. Equity securities without readily determinable fair values are measured at cost, adjusted for observable price changes and impairments, if any.

Management evaluates equity securities for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Equity securities with readily determinable fair values are measured at fair value with changes in fair value recognized in earnings. Equity securities without readily determinable fair values are measured at cost less any determined impairment, plus or minus any observable price changes in orderly transactions for the same or similar securities, in accordance with ASC 321, Equity Securities. Management evaluates equity securities without readily determinable fair values for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In determining impairment under the ASC 321 model, management considers many factors, including but not limited to (1) an offer to purchase the security at a fair value that is less than cost/carrying value, (2) the financial condition and near-term prospects of the issuer, including any significant deterioration, (3) any adverse changes in the issuer’s industry, operating environment, or macroeconomic conditions, and (4) whether the entity has the intent to sell the equity security or more likely than not will be required to sell the equity security before its anticipated recovery. The assessment of whether an impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. If an impairment loss on an equity security is considered to exist, an impairment loss equal to the amount by which the carrying value exceeds the estimated fair value is recorded. Once the impairment is recorded, the new carrying value becomes the new cost basis of the equity security and cannot be adjusted upward if there is a subsequent recovery in the fair value of the security. As of December 31, 2025 and 2024 no impairment was recorded in relation to equity securities.

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

Commitments and Contingencies

At the inception of an agreement, the Corporation determines if an arrangement is a lease or contains a lease component in accordance with ASC 842. Leases are classified as either operating or finance based upon various criteria. Right-of-use assets and lease liabilities are recognized at the commencement date of the lease based on the estimated present value of the fixed lease payments over the term of the lease. The lease term begins on the date the lessor makes the asset available to the Corporation and includes any renewal periods that the Corporation is reasonably certain to exercise.

Operating lease liabilities are amortized to operating expenses on a straight-line basis over the appropriate lease term(s) and related lease liabilities and right-of-use assets are reduced over the respective lease terms using the effective interest method. Finance lease liabilities are amortized using the effective interest method, with related interest reported as interest expense in premises and equipment in the consolidated balance sheets. Finance right-of-use assets are amortized to operating expenses on a straight-line basis over the lesser of the designated lease term or the useful life of the asset. None of the Corporation’s leases contain an implicit rate; therefore, the Corporation’s incremental borrowing rate is applied for each of the leases.

Derivative Instruments and Hedging Activities

The Corporation enters into derivative transactions to manage its exposure to interest rate risk associated with changes in the fair value of certain assets and liabilities and the variability of future cash flows. ASC Topic 815, Derivatives and Hedging (“ASC 815”), requires all derivative instruments to be recorded in the Consolidated Balance Sheets as either assets or liabilities measured at fair value. The accounting for changes in the fair value of derivative instruments depends on whether the derivative is designated and qualifies as part of a hedging relationship and on the type of hedging relationship.

On the date a derivative contract is entered into, the Corporation designates the derivative as either a cash flow or fair value hedge based on the following criteria:

Cash Flow Hedges: Derivatives are designated as cash flow hedges when they are used to manage exposure to variability in expected future cash flows related to forecasted transactions on variable rate financial instruments. The Corporation utilizes interest rate swap agreements as part of its hedging strategy by exchanging a notional amount equal to the principal amount of the related assets or liabilities in exchange for fixed-rate interest based on benchmarked interest rates.

Fair Value Hedges: Derivatives are designated as fair value hedges when they are used to mitigate exposure to changes in the fair value of certain financial assets, liabilities, or firm commitments attributable to a particular risk, such as interest rate risk. Fair value hedges include interest rate swap agreements on fixed rate instruments.

Fair value hedges: changes in the fair value of the derivative instrument and the related changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized in the Consolidated Statements of Income. The adjustment attributable to the hedged risk is recorded as a basis adjustment to the carrying amount of the hedged item.

Cash flow hedges: the effective portion of changes in the fair value of the derivative instrument is recorded in other comprehensive income (loss) and subsequently reclassified into earnings in the period or periods during which the hedged forecasted transaction affects earnings.

The Corporation formally documents all hedging relationships, including the risk management objectives and strategies for undertaking the hedges, and assesses both at hedge inception and on an ongoing basis whether designated hedging relationships are highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk.

Any gains or losses related to derivatives are included in operating activities as changes in other assets or other liabilities, as applicable, in the Corporation’s consolidated statements of cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

The Corporation’s derivatives are governed by an enforceable master netting arrangement in which the Corporation has the right to offset all exposures with the related counterparty. Either counterparty to the master netting arrangement can request to settle all derivative contracts through a single payment upon default on or termination of any one contract. The Corporation elects to offset the derivative assets and liabilities under master netting arrangements for presentation on the consolidated balance sheets where a right of setoff exists.

Restricted Investment in Bank Stocks

The Corporation is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”) systems and therefore is required to own a certain amount of restricted stock at each entity, based on the level of borrowings and other factors. These investments do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB, ACBB or to another member institution. Therefore, these investments are carried at cost. At December 31, 2025, the Corporation held $8,909,000 in stock of FHLB and $35,000 in stock of ACBB. At December 31, 2024, the Corporation held $8,949,000 in stock of FHLB and $35,000 in stock of ACBB. Both cash and stock dividends are reported as other income on the consolidated statements of income.

Management evaluates the restricted investment in bank stocks for impairment on a quarterly basis. Management’s determination of whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the cost of these investments rather than by recognizing temporary declines in value. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted investment in bank stocks; (i) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (ii) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the correspondent bank; and (iv) the liquidity position of the correspondent bank. Based on the analysis of these factors, management determined that no impairment charge was necessary related to the restricted investment in bank stocks during 2025 or 2024.

Loans

The Corporation’s loan portfolio is segmented into two categories: Loans Held for Sale and Loans Held for Investment, as presented on the Corporation’s consolidated balance sheets.

Loans held for sale consist of residential real estate loans originated for sale in the secondary market. Credit risk associated with such loans is mitigated by entering into sales commitments with third-party investors to purchase the loans upon origination. Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. The Corporation retains the right to service these loans after they are sold. Loans held for sale amounted to $1,140,000 and $737,000 at December 31, 2025 and 2024, respectively.

Loans held for investment represent loans that the Corporation has the intent and ability to hold until maturity or payoff or for the foreseeable future. These loans are reported at their stated outstanding recorded investment, net of deferred fees and costs, unearned income, and the allowance for credit losses. Interest on loans is recognized as income over the term of each loan, generally, by the accrual method. Loan origination fees and certain direct loan origination costs have been deferred with the net amount amortized using the straight line method or the interest method over the contractual life of the related loans as an interest yield adjustment.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $1,140,000 and $737,000 at December 31, 2025 and 2024, respectively.

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

As an addition to the commercial loans receivable portfolio, the Corporation may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of December 31, 2025, the Corporation's balance of GGLs was $3,902,000, compared to $4,306,000 at December 31, 2024.

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

Commercial and industrial loans and real estate loans issued for commercial purpose are charged off in whole or in part when they become sufficiently delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or part of the contractual cash flows are not expected to be collected, the loan is considered to require an individual evaluation based on the Corporation’s analysis of the cash flows or collateral estimated at fair value less cost to sell to determine if a specific allocation is required for the loan under the allowance for credit losses and/or if a charge-off is required. Should a GGL default, demand is made to the originating bank for repurchase of the loan. If the originating bank does not repurchase the loan, demand for repurchase is then made to the appropriate government agency which has provided the guarantee for the loan.

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

The Corporation has contracted with a third-party vendor to assist in developing models for the ACL related to the Corporation’s loan portfolio under ASC 326 Financial Instruments – Credit Losses. The Corporation has opted to utilize the Weighted Average Remaining Maturity (“WARM”) method to calculate the ACL which uses an average annual charge-off rate. This average annual charge-off rate contains loss content over several vintages and is used as a foundation for estimating the credit loss content for loans by segmented pools at the balance sheet date and is used to determine a historical charge-off rate. When estimating expected credit losses, the Corporation considers forward-looking information that is reasonable, supportable, and relevant to assessing the collectability of cash flows. Reasonable and supportable forecasts may extend over the entire contractual term of a loan or a period shorter than the contractual term. Reasonable and supportable forecasts may vary by portfolio segment or individual forecast input. These forecasts may include data from internal sources, external sources, or a combination of both.

When the contractual term of a loan extends beyond the reasonable and supportable period, ASC 326 requires reverting to historical loss information, or an appropriate proxy, for those periods beyond the reasonable and supportable forecast period (often referred to as the reversion period). The Corporation may revert to historical loss information for each individual forecast input or based on the entire estimate of loss. Reversion to historical loss information may be immediate, occur on a straight-line basis, or use any systematic/rational method. Management may apply different reversion techniques depending on the economic environment or applicable loan portfolio.

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

In accordance with ASC 326-20-30-2, the Corporation will evaluate individual loans for expected credit losses when the loans do not share similar risk characteristics with loans evaluated using the collective method. Management may evaluate loans on an individual basis even when no specific expectation of collectability is in place. Loans for which individual evaluation has been deemed necessary are then analyzed to determine if a reserve is required for the loan. A loan would be individually evaluated under the following circumstances (a) if it is on non-accrual status, (b) if a distressed loan is determined to be collateral dependent, or (c) if the Corporation has other concerns regarding the viability of the loan. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Once identified as a loan requiring individual evaluation, the loan is analyzed based on the fair market value of the underlying collateral.

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

Enhanced disclosure requirements are required for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty under ASC 326-20, Loan Modifications Experiencing Financial Difficulty. In accordance with ASC 326-20, the Corporation no longer evaluates loans with modifications made to borrowers experiencing financial difficulty individually for impairment, nor establishes a related specific reserve for such loans, but rather these loans are included in their respective portfolio segment and evaluated collectively for impairment to establish an allowance for credit losses. Any modifications of loans to borrowers experiencing financial difficulty that are classified as non-accrual or are otherwise designated as collateral dependent are individually evaluated for determination of expected credit losses.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. Off-balance sheet credit exposures primarily include undrawn portions of revolving lines of credit and standby letters of credit. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of December 31, 2025 and December 31, 2024, the amount of the reserve for unfunded lending commitments was $90,000 and $102,000, respectively.

The Corporation made a policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Corporation’s consolidated balance sheets and totaled $2,736,000 and $2,575,000 as of December 31, 2025 and 2024, respectively. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

Deposits

Interest on deposits is accrued and charged to expense monthly and is paid or credited in accordance with the terms of the associated deposit accounts.

Service Charges and Fees on Deposits

Service charges and fees on deposits consist of monthly fees for various retail and business checking accounts and insufficient funds fees charged to customers when account balances are overdrawn beyond available funds. Service charges and fees on deposits are included in non-interest income on the consolidated statements of income. See Note 18 – Revenue Recognition for additional information.

ATM Fees and Debit Card Income

ATM fees and debit card income which are included in non-interest income on the consolidated statements of income consist predominantly of interchange fees from debit card transactions. Interchange fees are recognized in relation to the acceptance and settlement of debit card transactions, both point-of-sale and ATM, on debit cards issued by the Corporation to consumer and business customers with checking, savings, or money market deposit accounts. ATM fees and debit card income also includes surcharges that are assessed by the Corporation for non-customer usage of the Corporation’s ATMs. See “Interchange Fees and Surcharges” under Note 18 – Revenue Recognition for additional information.

Short and Long-term Borrowings

In order to support working capital and liquidity needs and other general corporate purposes, as well as to support seasonal fluctuations in other major portfolio balances as needed, the Corporation utilizes short-term borrowings, including federal funds purchased, securities sold under agreements to repurchase, borrowings on the Federal Discount Window and Federal Home Loan Bank advances. These borrowings generally represent overnight borrowings or borrowings with terms of less than thirty days.

The Corporation’s long-term borrowings may be used to fund loan or investment purchase strategies or may be used similar to short-term borrowings in order to support capital and liquidity needs or to support seasonal fluctuations in other major portfolio balances. The Corporation’s long-term borrowings consist of fixed-interest advances from the Federal Home Loan Bank with maturities of greater than one year. Irrevocable letters of credit may also be issued to a customer/beneficiary by the Federal Home Loan Bank on the Corporation’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable letters of credit, when drawn upon, would classify as long-term borrowings.

Subordinated Debt

Subordinated debt is recorded at amortized cost, which includes the principal amount outstanding, net of unamortized debt issuance costs and discounts. Debit issuance costs are capitalized and amortized over the term of the related debt using the effective interest method. Interest expense on subordinated debt is recognized on an accrual basis and recorded in interest expense on the consolidated statements of income. See Note 8 – Subordinated Debentures for more information related to the Corporation’s subordinated debt.

Mortgage Servicing Rights

The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation may retain the right to service these loans. The mortgage loans sold and serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $75,372,000 and $77,262,000 at December 31, 2025 and 2024, respectively. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of the sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The servicing asset is included in other assets in the consolidated balance sheets and amounted to $196,000 at December 31, 2025 and $218,000 at December 31, 2024. The amount of servicing income earned was $190,000 and $200,000 at December 31, 2025 and 2024, respectively. Amortization recognized in relation to mortgage servicing rights was $64,000 and $72,000 at December 31, 2025 and 2024, respectively. Both servicing income and amortization are included in service charges and fees on the consolidated statements of income. Gains or losses on sales of mortgage loans are recognized based on the differences between the selling price and the carrying value of the related mortgage loans sold.

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

The Corporation entered into agreements to provide post-retirement benefits to two retired employees in the form of life insurance payable to the employee’s beneficiaries upon their death through endorsement split dollar life insurance arrangements. The Corporation’s accrued liabilities for this benefit agreement as of December 31, 2025 and 2024 which are included in other liabilities in the Corporation’s consolidated balance sheets were $63,000 and $63,000, respectively. The related expense for this benefit agreement amounted to $0 in 2025 and $1,000 in 2024.

Investments in Low-Income Housing Partnerships

The Corporation is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the cost method. Under the cost method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment over the period that the tax credits are allocated to the Corporation. The amount of tax credits allocated to the Corporation were $840,000 in 2025 and 2024, and the amortization of the investments in the limited partnerships were $819,000 in 2025 and 2024.

Goodwill

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. When applicable, impairment testing is performed on an annual basis, using either a qualitative or quantitative approach. The assumptions used in the impairment test of goodwill are susceptible to change based on changes in economic conditions and other factors, including our stock price. Any change in the assumptions utilized to determine the carrying value of goodwill could adversely affect our results of operations. Due primarily to the decrease in the Corporation’s stock price during the first quarter of 2024 as a triggering event, management evaluated the need for an interim goodwill impairment analysis. The decrease prompted the Corporation to assess its goodwill utilizing a quantitative impairment test and determined, more likely than not, the fair value of the Corporation was less than the carrying amount as of March 31, 2024. Based on the results of the impairment test, the Corporation recorded a full goodwill impairment charge of $19,133,000 effective March 31, 2024. Goodwill totaled $0 at December 31, 2025 and 2024.

Foreclosed Assets Held for Resale

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell on the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed and if fair value less cost to sell declines subsequent to foreclosure, a valuation allowance is recorded through expense. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in non-interest expense on the consolidated statements of income. There were no foreclosed assets held for resale as of December 31, 2025 or 2024.

Income Taxes

The Corporation accounts for income taxes in accordance with income tax accounting guidance ASC Topic 740, Income Taxes.

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

Salaries and Employee Benefits

The Corporation provides a range of benefits to its employees which include salaries, bonuses, incentive awards, and post-employment benefits. Employee compensation, which includes wages/salaries and paid time off, are recognized as expense on an accrual basis for the period in which the employee renders the service or utilizes paid time off. Accruals are recorded for bonuses and incentives when the Corporation has the obligation to pay (if established criteria have been met) and a reliable estimate can be obtained. Salaries and employee benefits are included as non-interest expense on the Corporation’s consolidated statements of income.

The Corporation maintains a 401k plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. The Corporation also has non-qualified deferred compensation agreements applicable to retired officers. See Note 10 – Employee Benefit Plans and Deferred Compensation Agreements for more information regarding the Corporation’s 401k plan and deferred compensation agreements.

Earnings (Losses) Per Share

Basic earnings (losses) per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings (losses) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At December 31, 2025 and 2024, there were no potential dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Year Ended
	December 31,
	2025	2024
Net income (loss)	$6,152	$(13,203)
Weighted-average common shares outstanding	6,226	6,170
Basic and diluted earnings (losses) per share	$0.99	$(2.14)

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

Trust Assets and Revenues

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Assets held in trust were $122,111,000 and $120,857,000 at December 31, 2025 and 2024 respectively. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis (see Table 5 – Non-Interest Income for details). See Note 18 – Revenue Recognition for additional information.

Comprehensive Income (Loss)

The Corporation is required to present accumulated other comprehensive income (loss) in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive income (loss) is comprised of net unrealized holding (losses) gains on the debt securities available-for-sale and unrealized (losses) gains on cash flow hedges in the derivative portfolio. The Corporation has elected to report these effects on the consolidated statements of comprehensive income (loss).

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred.

Recent Accounting Standards Updates (“ASU”):

Adopted ASUs

In January of 2024, the Corporation adopted ASU 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures (Topic 280). This ASU required disclosure of incremental segment information on an annual basis for all public entities, including entities with one reportable segment. Such incremental disclosures included information about significant segment expenses, how chief operating decision makers (CODM) measured a segment’s profit or loss, and qualitative information about how a CODM assessed segment performance. The Corporation adopted the provisions of the ASU effective January 1, 2024. As the Corporation has only one reportable segment (community banking segment), this ASU did not have a material effect on the Corporation’s consolidated financial statements.

In 2025, the Corporation adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 required enhanced income tax disclosures related to the rate reconciliation and information related to income taxes paid. This ASU was issued to enhance transparency and decision usefulness of income tax disclosures. The standard required: (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid, net of refunds received, disaggregated by jurisdiction based on an established threshold. The Corporation adopted the provisions of the ASU prospectively, being applied only to transactions for the fiscal year ended December 31, 2025 and beyond. This ASU did not have a material impact on the Corporation’s consolidated financial statements. See Note 9 – Income Taxes for further analysis.

Pending ASUs

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of specified information about certain costs and expenses in the notes to the financial statements. The amendments in this update are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Corporation is currently evaluating the impact that the new guidance will have on the Corporation’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends the guidance in ASC 326 to simplify the estimation of credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments in this update are effective for public business entities for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual periods. The Corporation is currently evaluating the impact that the new guidance will have on the Corporation’s consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This ASU amends certain aspects of the hedge accounting guidance to better reflect an entity’s risk management activities. The amendments in this update are effective for public business entities for annual and interim reporting periods beginning after December 15, 2026. The Corporation is currently evaluating the impact that the new guidance will have on the Corporation’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies the current interim disclosure requirements under US GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year-end. The amendments in this update are effective for public business entities for annual and interim reporting periods beginning after December 15, 2027.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated balance sheets when they are funded.

Reclassifications

Certain amounts previously reported have been reclassified, when necessary, to conform with presentations used in the 2025 consolidated financial statements. Such reclassifications have no effect on the Corporation’s net income.

NOTE 2 — SECURITIES

Debt Securities

There was no allowance for credit losses for debt securities available-for-sale recorded as of the years ended December 31, 2025 and 2024; therefore, it is not present in the table below. The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as Available-For-Sale, along with the cumulative basis adjustments for fair value hedges, were as follows at December 31, 2025 and 2024:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Basis	Fair
December 31, 2025:	Cost	Gains	Losses	Adjustment	Value
U.S. Treasury securities	$7,941	$—	$(405)	$—	$7,536
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	185,140	919	(10,748)	940	176,251
Other	3,271	40	(17)	—	3,294
Other mortgage backed securities	37,572	45	(1,186)	—	36,431
Obligations of state and political subdivisions	82,919	30	(9,017)	993	74,925
Asset-backed securities	63,644	211	(362)	—	63,493
Corporate debt securities	34,418	383	(2,505)	—	32,296
Total	$414,905	$1,628	$(24,240)	$1,933	$394,226

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Basis	Fair
December 31, 2024:	Cost	Gains	Losses	Adjustment	Value
U.S. Treasury securities	$7,911	$—	$(760)	$—	$7,151
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	150,999	170	(14,583)	122	136,708
Other	5,080	78	(36)	—	5,122
Other mortgage backed securities	48,336	65	(2,128)	—	46,273
Obligations of state and political subdivisions	93,809	19	(10,718)	375	83,485
Asset-backed securities	74,006	263	(402)	—	73,867
Corporate debt securities	41,139	204	(3,661)	—	37,682
Total	$421,280	$799	$(32,288)	$497	$390,288

Debt securities available-for-sale with an aggregate fair value of $214,422,000 at December 31, 2025 and $251,961,000 at December 31, 2024, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $170,661,000 at December 31, 2025 and $192,671,000 at December 31, 2024.

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2025. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Available-for-Sale
	Amortized
	Cost	Fair Value
1 year or less	$4,394	$4,386
Over 1 year through 5 years	24,656	24,046
Over 5 years through 10 years	57,165	53,194
Over 10 years	105,978	99,918
Mortgage-backed securities	222,712	212,682
Total	$414,905	$394,226

At December 31, 2025 and 2024, the Corporation had holdings of securities from the following issuers in excess of ten percent of consolidated stockholders’ equity (excluding holdings of the U.S. Government and U.S. Government Agencies and Corporations).

(Dollars in thousands)
Fair
December 31, 2025:	Value
Issuer
Sallie Mae Bank	$23,354
Velocity Commercial Capital	19,551
Nelnet Student Loan Trust	13,169

(Dollars in thousands)
Fair
December 31, 2024:	Value
Issuer
Sallie Mae Bank	$26,187
Velocity Commercial Capital	23,334
Nelnet Student Loan Trust	15,008
Navient Student Loan Trust	10,726

There were no proceeds from sales of Debt Securities Available-For-Sale during 2025 and 2024. Therefore, there were no gains or losses realized during these periods.

The summary below shows the gross unrealized losses and fair value of the Corporation’s debt securities, aggregated by investment category, of which individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2025 and 2024:

December 31, 2025

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,536	$(405)	$7,536	$(405)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	—	—	80,318	(10,748)	80,318	(10,748)
Other	—	—	1,223	(17)	1,223	(17)
Other mortgage-backed debt securities	2,428	(42)	27,130	(1,144)	29,558	(1,186)
Obligations of state and political subdivisions	—	—	71,413	(9,017)	71,413	(9,017)
Asset-backed securities	14,527	(36)	18,971	(326)	33,498	(362)
Corporate debt securities	500	(1)	24,197	(2,504)	24,697	(2,505)
Total	$17,455	$(79)	$230,788	$(24,161)	$248,243	$(24,240)

December 31, 2024

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,151	$(760)	$7,151	$(760)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	20,726	(575)	81,217	(14,008)	101,943	(14,583)
Other	—	—	1,927	(36)	1,927	(36)
Other mortgage-backed debt securities	21,700	(560)	19,001	(1,568)	40,701	(2,128)
Obligations of state and political subdivisions	243	(7)	79,684	(10,711)	79,927	(10,718)
Asset-backed securities	7,791	(33)	16,280	(369)	24,071	(402)
Corporate debt securities	7,209	(1,178)	25,594	(2,483)	32,803	(3,661)
Total	$57,669	$(2,353)	$230,854	$(29,935)	$288,523	$(32,288)

There were 144 individual debt securities in an unrealized loss position as of December 31, 2025, with a combined decline in value representing 4.98% of the debt securities portfolio. There were 167 individual debt securities in an unrealized loss position as of December 31, 2024, with their combined decline in value representing 7.36% of the debt securities portfolio.

All debt securities available for sale in an unrealized loss position, as of December 31, 2025, continue to perform as scheduled and the Corporation does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of the Corporation’s evaluation of its intent and ability to hold debt securities for a period of time sufficient to allow for any anticipated recovery in the market, the Corporation considers its investment strategies, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Corporation does not currently intend to sell the debt securities within the portfolio and it is not more-likely-than-not that the Corporation will be required to sell the debt securities.

Management continues to monitor all of our debt securities with a high degree of scrutiny. There can be no assurance that the Corporation will not conclude in future periods that conditions existing at that time indicate some or all of its debt securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

Equity Securities

At December 31, 2025 and 2024, the Corporation had $1,810,000 and $1,587,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2025 and 2024:

(Dollars in thousands)
	December 31, 2025	December 31, 2024
Net gains (losses) from market value fluctuations recognized during the period on equity securities	$224	$105
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Net gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$224	$105

The Corporation monitors the equity securities portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be impaired at December 31, 2025 or 2024.

NOTE 3 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents outstanding balances by loan class prior to allocation of net deferred fees and costs, as well as the balance of total loans held for investment after allocation of net deferred fees and costs and net loans after allocation of the allowance for credit losses as of December 31, 2025 and 2024.

(Dollars in thousands)	December 31,	December 31,
	2025	2024
Real Estate	$853,668	$850,656
Agricultural	984	936
Commercial and Industrial	66,924	66,706
Consumer	4,953	6,390
State and Political Subdivisions	20,132	22,138
Subtotal: Total Loans	946,661	946,826
Net Deferred Fees and Costs	624	888
Subtotal: Total Loans Held for Investment	947,285	947,714
Loans Held for Sale	1,140	737
Allowance for Credit Losses	(9,412)	(7,672)
Net Loans	$939,013	$940,779

The following table presents the classes of the loan portfolio summarized by risk rating and year of origination and year-to-date gross charge offs by loan portfolio summarized by year of origination as of December 31, 2025 and 2024.

December 31, 2025:
(Dollars in thousands)

Real Estate:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$105,385	98,017	100,585	143,520	105,700	272,003	$825,210
7 Special Mention	863	93	1,995	282	804	—	4,037
8 Substandard	80	—	—	3,389	1,260	19,692	24,421
9 Doubtful	—	—	—	—	—	—	—
Total Real Estate Loans	$106,328	$98,110	$102,580	$147,191	$107,764	$291,695	$853,668

Agricultural:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$24	168	151	24	—	617	$984
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total Agricultural Loans	$24	$168	$151	$24	$—	$617	$984

Commercial and Industrial:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$14,374	6,297	15,040	4,414	3,303	23,186	$66,614
7 Special Mention	—	300	—	—	—	—	300
8 Substandard	—	—	10	—	—	—	10
9 Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$14,374	$6,597	$15,050	$4,414	$3,303	$23,186	$66,924

Consumer:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$1,593	1,310	657	337	340	693	$4,930
7 Special Mention	—	—	—	—	—	13	13
8 Substandard	—	—	—	—	—	10	10
9 Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$1,593	$1,310	$657	$337	$340	$716	$4,953

State and Political Subdivisions:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$861	—	1,139	1,374	12,528	4,230	$20,132
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total State and Political Subdivision Loans	$861	$—	$1,139	$1,374	$12,528	$4,230	$20,132

Total Loans:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$122,237	105,792	117,572	149,669	121,871	300,729	$917,870
7 Special Mention	863	393	1,995	282	804	13	4,350
8 Substandard	80	—	10	3,389	1,260	19,702	24,441
9 Doubtful	—	—	—	—	—	—	—
Total Loans	$123,180	$106,185	$119,577	$153,340	$123,935	$320,444	$946,661

	2025	2024	2023	2022	2021	Prior	Total
Gross Charge Offs:
Real Estate	$—	—	10	2,000	—	7	$2,017
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	442	500	—	—	942
Consumer	1	8	7	3	2	14	35
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$1	$8	$459	$2,503	$2	$21	$2,994

As of December 31, 2024:
(Dollars in thousands)

Real Estate:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$103,734	114,225	167,282	119,406	101,748	216,890	$823,285
7 Special Mention	—	—	76	225	—	1,239	1,540
8 Substandard	—	—	4,529	568	4,093	16,641	25,831
9 Doubtful	—	—	—	—	—	—	—
Total Real Estate Loans	$103,734	$114,225	$171,887	$120,199	$105,841	$234,770	$850,656

Agricultural:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$59	223	43	—	—	611	$936
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total Agricultural Loans	$59	$223	$43	$—	$—	$611	$936

Commercial and Industrial:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$8,481	16,252	8,888	4,544	3,086	24,998	$66,249
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	420	—	—	12	25	457
9 Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$8,481	$16,672	$8,888	$4,544	$3,098	$25,023	$66,706

Consumer:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$2,962	1,292	718	577	71	764	$6,384
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	6	6
9 Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$2,962	$1,292	$718	$577	$71	$770	$6,390

State and Political Subdivisions:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$—	1,232	2,739	13,338	—	4,829	$22,138
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total State and Political Subdivision Loans	$—	$1,232	$2,739	$13,338	$—	$4,829	$22,138

Total Loans:	2024	2023	2022	2021	2020	Prior	Total
1-6 Pass	$115,236	$133,224	$179,670	$137,865	$104,905	$248,092	$918,992
7 Special Mention	—	—	76	225	—	1,239	1,540
8 Substandard	—	420	4,529	568	4,105	16,672	26,294
9 Doubtful	—	—	—	—	—	—	—
Total Loans	$115,236	$133,644	$184,275	$138,658	$109,010	$266,003	$946,826

	2024	2023	2022	2021	2020	Prior	Total
Gross Charge Offs:
Real Estate	$—	—	—	—	—	345	$345
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	20	—	504	524
Consumer	—	15	29	11	8	6	69
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$—	$15	$29	$31	$8	$855	$938

State and Political Subdivision loans include loans categorized as tax-free in the amount of $20,132,000 as of December 31, 2025 and $22,138,000 as of December 31, 2024. Commercial and Industrial loans include $3,902,000 of Government Guaranteed Loans (“GGLs”) as of December 31, 2025 and $4,306,000 of GGLs as of December 31, 2024.

Loans to related parties are included in the figures above and are summarized in Note 13 – Related Party Transactions.

The activity in the allowance for credit losses by loan class is summarized below for the years ended December 31, 2025 and 2024.

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the year ended December 31, 2025:
Allowance for Credit Losses:
Beginning balance January 1, 2025	$7,215	$2	$313	$98	$44	$7,672
Charge-offs	(2,017)	—	(942)	(35)	—	(2,994)
Recoveries	1	—	29	3	—	33
Provision for Credit Losses	3,637	—	1,052	8	4	4,701
Ending Balance	$8,836	$2	$452	$74	$48	$9,412
Ending balance: individually
evaluated for impairment	$973	$—	$—	$—	$—	$973
Ending balance: collectively
evaluated for impairment	$7,863	$2	$452	$74	$48	$8,439

Reserve for Unfunded Lending Commitments	$54	$—	$24	$—	$12	$90

Loans Held for Investment:
Ending Balance	$853,668	$984	$66,924	$4,953	$20,132	$946,661
Ending balance: individually
evaluated for impairment	$16,763	$279	$10	$—	$—	$17,052
Ending balance: collectively
evaluated for impairment	$836,905	$705	$66,914	$4,953	$20,132	$929,609

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the year ended December 31, 2024:
Allowance for Credit Losses:
Beginning balance January 1, 2024	6,539	1	265	78	42	6,925
Charge-offs	(345)	—	(524)	(69)	—	(938)
Recoveries	21	—	19	5	—	45
Provision for Credit Losses	1,000	1	553	84	2	1,640
Ending Balance	$7,215	$2	$313	$98	$44	$7,672
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$7,215	$2	$313	$98	$44	$7,672

Reserve for Unfunded Lending Commitments	$85	$—	$17	$—	$—	$102

Loans Held for Investment:
Ending Balance	$850,656	$936	$66,706	$6,390	$22,138	$946,826
Ending balance: individually
evaluated for impairment	$4,214	$309	$—	$—	$—	$4,523
Ending balance: collectively
evaluated for impairment	$846,442	$627	$66,706	$6,390	$22,138	$942,303

The Corporation’s activity in the allowance for credit losses on unfunded commitments for the years ended December 31, 2025 and 2024 was as follows:

(Dollars in thousands)
	2025	2024
Balance at January 1	$102	$166
(Release of) provision for credit losses on unfunded commitments	(12)	(64)
Balance at December 31	$90	$102

During the year ended December 31, 2025, there were six loans to borrowers experiencing financial difficulty that had modifications granted, carrying a combined post-modification recorded investment of $12,671,000. Four loans to borrowers experiencing financial difficulty were modified during the fourth quarter of 2025. The loans experiencing modifications during the fourth quarter of 2025 included one loan carrying a post modification recorded investment of $1,983,000 for which the modification allowed a full payment deferral period of three months, one loan carrying a post modification recorded investment of $8,000 for which the modification allowed interest-only payments for a period of six months, one loan carrying a post modification recorded investment of $9,716,000 for which the modification allowed taxes to be paid by the Corporation on behalf of the borrower and appended on to the principal amount outstanding on the loan, and one loan carrying a post modification balance of $529,000 for which the modification allowed interest-only payments for a period of six months. Two modifications of loans to borrowers experiencing financial difficulty were completed during the second quarter of 2025, one on a loan carrying a post modification recorded investment of $107,000 and one on a loan carrying a post modification recorded investment of $372,000, both of which allowed a period of interest-only payments of eleven and twelve months, respectively. The two loans modified during the second quarter of 2025 were subsequently modified again during the fourth quarter of 2025 which allowed an extension of interest-only payments on each loan for an additional period of four months. There were four modifications granted on loans to borrowers experiencing financial difficulty during the year ended December 31, 2024 which carried a combined post modification recorded investment of $10,183,000. Two modifications of loans to borrowers experiencing financial difficulty were completed during the fourth quarter of 2024, one on a loan carrying a post modification recorded investment of $174,000 to extend the maturity date of the loan by six months and one on a loan carrying a post modification recorded investment of $434,000 to release a portion of the real estate securing the loan. One modification of a loan to a borrower experiencing financial difficulty was completed during the third quarter of 2024 to extend the maturity date of the loan by ten months. The loan carried a post modification recorded investment of $120,000. One modification of a loan to a borrower experiencing financial difficulty was completed during the first quarter of 2024 and allowed a period of interest-only payments of six months. The loan carried a post modification recorded investment of $9,455,000.

The outstanding recorded investment of loans to borrowers experiencing financial difficulty was $12,661,000 at December 31, 2025 compared to $10,193,000 at December 31, 2024. There were no unfunded commitments on modified loans to borrowers experiencing financial difficulty as of December 31, 2025 or December 31, 2024.

The following table presents the outstanding recorded investment of loans to borrowers experiencing financial difficulty as of December 31, 2025 and December 31, 2024. There were six loan modifications granted on loans to borrowers experiencing financial difficulty as of December 31, 2025 and four loan modifications granted on loans to borrowers experiencing financial difficulty as of December 31, 2024.

(Dollars in thousands)
	December 31, 2025
Modifications of Loans to Borrowers Experiencing Financial Difficulty:			Recorded Investment
	Number of	Recorded	% of Loan
	Contracts	Investment	Segment
Real Estate:
Non-Accrual	1	$9,703	1.14%
Accruing	4	2,951	0.35%
Subtotal - Real Estate:	5	12,654	1.48%

Commercial and Industrial:
Non-Accrual	—	$—	0.00%
Accruing	1	7	0.01%
Subtotal - Commercial and Industrial:	1	7	0.01%

Total	6	$12,661	1.34%

(Dollars in thousands)
	December 31, 2024
Modifications of Loans to Borrowers Experiencing Financial Difficulty:			Recorded Investment
	Number of	Recorded	% of Loan
	Contracts	Investment	Segment
Real Estate:
Non-Accrual	—	$—	0.00%
Accruing	3	10,019	1.18%
Subtotal - Real Estate:	3	10,019	1.18%

Commercial and Industrial:
Non-Accrual	—	$—	0.00%
Accruing	1	174	0.26%
Subtotal - Commercial and Industrial:	1	174	0.26%

Total	4	$10,193	1.08%

At December 31, 2025, there were two modifications of loans to borrowers experiencing financial difficulty totaling $439,000 that were not in compliance with the terms of their restructure compared to December 31, 2024 when there were no modifications of loans to borrowers experiencing financial difficulty that were not in compliance with the terms of their restructure.

Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding December 31, 2025, one loan carrying a post modification recorded investment of $107,000 experienced a payment default during the year ended December 31, 2025, but the loan was less than 30 days past due as of December 31, 2025. Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding December 31, 2024, two loans experienced payment defaults during the year ended December 31, 2024. One loan carrying a post modification recorded investment of $9,455,000 experienced a payment default during the first quarter of 2024 and a loan carrying a post modification outstanding recorded investment of $120,000 experienced a payment default during the fourth quarter of 2024. Both loans were paid current as of December 31, 2024.

The following table presents information regarding modifications of loans to borrowers experiencing financial difficulty that were completed during the years ended December 31, 2025 and 2024.

(Dollars in thousands)	For the Year Ended December 31, 2025
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	5	$12,350	$12,664	$12,654
Commercial & Industrial	1	7	7	7
Total	6	$12,357	$12,671	$12,661

(Dollars in thousands)	For the Year Ended December 31, 2024
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	3	$10,009	$10,009	$10,019
Commercial & Industrial	1	174	174	174
Total	4	$10,183	$10,183	$10,193

The following table provides detail regarding the types of loan modifications made for borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

	For the Year Ended December 31, 2025
	Rate	Term	Payment		Number
	Modification	Modification	Modification	Other	Modified
Real Estate	—	—	4	1	5
Commercial & Industrial	—	—	1	—	1
Total	—	—	5	1	6

“Other” loan modification completed during the year ended December 31, 2025 consisted of payment of taxes by the Corporation on behalf of the borrower, with the amount appended onto the principal balance outstanding on the loan.

	For the Year Ended December 31, 2024
	Rate	Term	Payment		Number
	Modification	Modification	Modification	Other	Modified
Real Estate	—	—	3	—	3
Commercial & Industrial	—	—	1	—	1
Total	—	—	4	—	4

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s non-accrual loans are summarized below at December 31, 2025 and 2024.

(Dollars in thousands)	December 31, 2025
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$9,703	$7,060	$16,763	$9,703	$11,049	$20,752	$973
Commercial & Industrial	—	10	10	—	25	25	—
Total	$9,703	$7,070	$16,773	$9,703	$11,074	$20,777	$973

(Dollars in thousands)	December 31, 2024
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$—	$4,214	$4,214	$—	$6,203	$6,203	$—
Total	$—	$4,214	$4,214	$—	$6,203	$6,203	$—

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The following table presents the collateral-dependent loans by segment for the year ended December 31, 2025 and 2024.

(Dollars in thousands)
December 31, 2025
Loan Segment/Collateral Type	Real Estate	Other
Real Estate:
1-4 Family Real Estate	$328	$—
Multifamily Real Estate	1,603	—
Non-owner Occupied, Non-Farm, Non-Residential Real Estate	3,884	—
Owner Occupied, Non-Farm, Non-Residential Real Estate	10,948	—
Subtotal - Real Estate:	16,763	—

Commercial & Industrial
Commercial Motor Vehicle	$—	$10
Subtotal - Commercial & Industrial:	—	10

Agricultural:
Stock	$—	$279
Subtotal - Agricultural:	—	279

Total	$16,763	$289

(Dollars in thousands)
December 31, 2024
Loan Segment/Collateral Type	Real Estate	Other
Real Estate:
1-4 Family Real Estate	$247	$—
Multifamily Real Estate	3,044	—
Owner Occupied, Non-Farm, Non-Residential Real Estate	923	—
Subtotal - Real Estate:	4,214	—

Agricultural:
Stock	$—	$309
Subtotal - Agricultural:	—	309

Total	$4,214	$309

At December 31, 2024 and 2025, there were no commitments to lend additional funds with respect to individually evaluated loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of December 31, 2025 and 2024 were as follows:

(Dollars in thousands)	December 31,	December 31,
	2025	2024
Real Estate	$16,763	$4,214
Agricultural	—	—
Commercial and Industrial	10	—
Consumer	—	—
State and Political Subdivisions	—	—
Total non-accrual loans	16,773	4,214
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	146	756
Total non-performing assets	$16,919	$4,970

If interest on non-accrual loans had been accrued at original contract rates, interest income would have increased by $2,689,000 in 2025 and $2,371,000 in 2024.

There were no foreclosed assets held for resale at December 31, 2025 or 2024. Consumer mortgage loans secured by residential real estate for which the Corporation entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $0 at December 31, 2025 and 2024. When applicable, consumer mortgage loans secured by residential real estate for which the Corporation has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained are not included in the foreclosed asset balances.

The following tables present the classes of the loan portfolio summarized by the past-due status at December 31, 2025 and 2024:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2025:
Real Estate	$3,193	$2,246	$6,684	$12,123	$841,545	$853,668	$146
Agricultural	—	—	—	—	984	984	—
Commercial and Industrial	333	24	10	367	66,557	66,924	—
Consumer	126	—	—	126	4,827	4,953	—
State and Political Subdivisions	—	—	—	—	20,132	20,132	—
Total	$3,652	$2,270	$6,694	$12,616	$934,045	$946,661	$146

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2024:
Real Estate	$4,247	$221	$4,970	$9,438	$841,218	$850,656	$756
Agricultural	—	—	—	—	936	936	—
Commercial and Industrial	378	—	—	378	66,328	66,706	—
Consumer	11	2	—	13	6,377	6,390	—
State and Political Subdivisions	—	—	—	—	22,138	22,138	—
Total	$4,636	$223	$4,970	$9,829	$936,997	$946,826	$756

.

NOTE 4 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, 2025 and 2024 is as follows:

(Dollars in thousands)

	Estimated Useful
	Life (in years)	2025	2024
Land	N/A	$3,744	$3,744
Buildings	5-40	23,569	23,500
Leasehold improvements	1-20	347	347
Equipment	3-25	8,420	8,355
		36,080	35,946
Less: Accumulated depreciation		16,703	15,674
Total		$19,377	$20,272

Depreciation amounted to $1,194,000 for 2025 and $1,063,000 for 2024 in the consolidated statements of income.

NOTE 5 — DEPOSITS

Deposits of the Corporation include those to related parties which are summarized in Note 13 – Related Party Transactions.

Major classifications of deposits at December 31, 2025 and 2024 consisted of:

(Dollars in thousands)	December 31,	December 31,
	2025	2024
Non-interest bearing demand	$206,823	$203,583
Interest bearing demand	239,851	278,869
Savings	186,775	195,310
Time certificates of deposits less than $250,000	427,508	327,236
Time certificates of deposits $250,000 or greater	75,395	39,782
Other time	1,085	1,100
Total deposits	$1,137,437	$1,045,880

The following reflects the remaining maturities of time deposits of $250,000 or more at December 31, 2025:

(Dollars in thousands)	December 31, 2025
3 months or less	$42,342
3 - 6 months	25,936
6 - 12 months	6,863
Greater than 12 months	254
Total time deposits equal to or greater than $250K	$75,395

The following is a schedule reflecting classification and remaining maturities of time deposits at December 31, 2025:

(Dollars in thousands)

Year Ending
2026	$424,203
2027	15,271
2028	47,224
2029	866
2030	10,924
Thereafter	5,500
Total time deposits	$503,988

NOTE 6 — SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and FHLB advances, which generally represent overnight or less than 30 -day borrowings.

Short-term borrowings and weighted-average interest rates at and for the years ended December 31, 2025 and 2024 are as follows:

(Dollars in thousands)	2025		2024
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	5.49%	$—	6.56%
Securities sold under agreements to repurchase	36,845	3.84%	32,932	4.34%
Federal Discount Window	—	4.50%	—	5.46%
Federal Home Loan Bank of Pittsburgh	100,000	4.64%	101,494	5.60%
Total	$136,845	4.45%	$134,426	5.37%

At December 31, 2025, the maximum borrowing capacity of the federal funds purchased and Federal Discount Window was $15,000,000 and $7,119,000, respectively.

Please refer to Note 7 ― Long-Term Borrowings for the Corporation’s maximum borrowing capacity at FHLB along with information regarding the blanket agreement with the FHLB which also applies to the short-term FHLB advances.

There are no restrictive debt covenants established in relation to borrowings on the Federal Discount Window, as certain securities are pledged as collateral by the Corporation to secure this borrowing capacity. The Corporation is evaluated on an annual basis by the ACBB regarding its ability to borrow federal funds via its unsecured borrowing facility; ACBB reserves the right to discontinue the federal funds borrowing facility without notice.

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

The following table presents the repurchase agreements subject to enforceable master netting arrangements as of December 31, 2025 and 2024.

(Dollars in thousands)				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross	Net Amounts
		Amounts	of Liabilities
	Gross	Offset in the	Presented
	Amounts of	Consolidated	in the		Cash
	Recognized	Balance	Consolidated	Financial	Collateral	Net
	Liabilities	Sheet	Balance Sheet	Instruments	Pledge	Amount
December 31, 2025
Repurchase agreements (a)	$36,845	$—	$36,845	$(36,845)	$—	$—

December 31, 2024
Repurchase agreements (a)	$32,932	$—	$32,932	$(32,932)	$—	$—
(a)	As of December 31, 2025 and 2024, the fair value of securities pledged in connection with repurchase agreements was $44,220,000 and $36,216,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of December 31, 2025.

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
December 31, 2025:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$36,845	$—	$—	$—	$36,845
Total	$36,845	$—	$—	$—	$36,845

NOTE 7 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the FHLB. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Bank. The qualifying assets are real estate mortgages and certain investment securities.

A schedule of long-term borrowings by maturity as of December 31, 2025 and 2024 follows:

(Dollars in thousands)

	2025	2024
Due 2026, 4.40% to 4.92%	64,000	64,000
Due 2028, 4.46% to 5.14%	42,000	42,000
Total long-term borrowings	$106,000	$106,000

The Corporation’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, the FHLB may declare all indebtedness of the Corporation immediately due. In addition, the FHLB shall not be required to fund advances under any outstanding commitments.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Corporation’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Corporation’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Corporation to pledge collateral in the amount necessary to secure these funds. There were no irrevocable standby letters of credit which could be drawn on through the FHLB’s close of business on December 31, 2025 or 2024. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, in order to retain borrowing capacity with the FHLB, the Corporation must adhere to certain collateralization requirements and must maintain member eligibility with the FHLB. Collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Bank. Principal qualifying assets are certain real estate mortgages and investment securities. Failure to abide by the covenants of the blanket agreement could result in the FHLB restricting further advances to the Corporation, the imposition of penalties, or the required acceleration of payment on the Corporation’s outstanding loans. As of December 31, 2025 and 2024, the Corporation was in compliance with the terms of its agreement with the FHLB.

As of December 31, 2025, loans of $764,415,000 were pledged to the FHLB which resulted in an FHLB maximum borrowing capacity of $533,434,000. As of December 31, 2025, no securities were pledged as collateral to the FHLB to secure FHLB loans and letters of credit.

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

Various covenants are outlined in the 2020 Note agreements with which the Corporation has agreed to adhere. Should the Corporation fail to comply with any of the covenants contained in the 2020 Notes, this would be considered an Event of Default and proper notice would be sent to the noteholders. As of December 31, 2025 and 2024, the Corporation was in compliance with all of the covenants outlined in the 2020 Notes.

NOTE 9 — INCOME TAXES

The following table presents information regarding income taxes paid for the year ended December 31, 2025 and 2024.

(Dollars in thousands)	2025	2024
Federal	$875	$50
States (a)	8	—
	$883	$50
(a)	The amount of state income taxes paid during the year does not meet the 5% disaggregation threshold.

Pretax income is entirely related to domestic activities, the Corporation did not have any foreign operations.

The components of income tax expense (benefit) from continuing operations consisted of the following:

(Dollars in thousands)	2025	2024
Current tax expense:
Federal	$597	$18
State	10	—
Total	607	18
Deferred tax benefit:
Federal	(327)	$(63)
State	(67)	—
Total	(394)	(63)
Net provision for income tax expense (benefit) from continuing operations	$213	$(45)

The Corporation did not have any income tax expense (benefit) in foreign jurisdictions.

The following is a reconciliation between the income tax expense (benefit) and the amount of income taxes which would have been provided at the statutory rate of 21% in accordance with ASU 2023-09:

	2025
(Dollars in thousands)	Amount	Rate
Tax computed at the statutory federal rate	$1,337	21.0%
State income taxes, net of federal benefit (a)	(45)	(0.7)
Tax credits:
Low income housing tax credits	(840)	(13.2)
Nontaxable or nondeductible items:
Tax-exempt income	(44)	(0.7)
Bank owned life insurance income	(193)	(3.0)
Other	12	0.2
Other adjustments	(14)	(0.2)
Provision for income taxes	$213	3.4%

(a) State taxes in Pennsylvania make up the majority (greater than 50%) of the tax effect in this category.

The following is a reconciliation between the income tax (benefit) expense and the amount of income taxes which would have been provided at the statutory rate of 21%, below before the adoption of ASU 2023-09:

	2024
(Dollars in thousands)	Amount	Rate
Federal income tax at statutory rate	$(2,782)	(21.0)%
Tax-exempt income	(20)	(0.2)
Low-income housing credits	(875)	(6.6)
Bank owned life insurance income	(140)	(1.1)
Goodwill impairment	3,761	28.4
Prior year tax adjustments	6	0.1
Other	5	0.1
Income tax (benefit) expense and rate	$(45)	(0.3)%

The components of net deferred tax asset at December 31, 2025 and 2024 are as follows:

(Dollars in thousands)	2025	2024
Deferred Tax Assets:
Net unrealized losses on debt securities available-for-sale and derivatives	$5,196	$6,852
Allowance for credit losses	1,984	1,617
Provision for unfunded commitments	19	21
Deferred compensation	150	179
Lease liabilities	399	405
Limited partnership investments	404	538
Deferred health insurance	65	55
Net operating loss carry forwards	279	367
Other	10	9
Total	8,506	10,043
Valuation allowance	(232)	(367)
Total, net of valuation allowance	8,274	9,676
Deferred Tax Liabilities:
Loan fees and costs	194	255
Net unrealized gains on marketable equity securities	301	255
Right of use assets	280	296
Depreciation	602	649
Accretion	411	491
Other	23	5
Total	1,811	1,951
Net Deferred Tax Asset	$6,463	$7,725

A valuation allowance for deferred tax assets was recorded in the amount of $232,000 and $367,000 at December 31, 2025 and 2024, respectively. The valuation allowance relates to the deferred taxes of the holding company for the state of Pennsylvania. At December 31, 2025 and 2024, the Corporation had Pennsylvania net operating losses of $7,087,000 and $5,817,000, which have a valuation established against as the holding company is not profitable on a stand alone basis. The net operating losses begin to expire in 2032.

The Corporation did not have any uncertain tax positions at December 31, 2025 or 2024. The Corporation is subject to U.S. federal income tax as well as income tax in New Jersey and Pennsylvania. The Corporation is no longer subject to examination by federal or state taxing authorities for years before 2022.

NOTE 10 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Effective January 1, 2014, the Plan became a Safe Harbor Plan. Under the savings feature, the Corporation makes safe harbor matching contributions of 100% of the first 3% of compensation an employee contributes to the Plan and 50% of the next 2% of compensation an employee contributes to the Plan. The safe harbor matching contributions amounted to $427,000 and $425,000 in 2025 and 2024, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $333,000 and $334,000 in 2025 and 2024, respectively.

The Corporation also has non-qualified deferred compensation agreements with six retired officers. These agreements are essentially unsecured promises by the Corporation to make monthly payments to the officers over fifteen or twenty year periods. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Corporation recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Corporation’s accrued liability for these deferred compensation agreements, reported in other liabilities on the consolidated balance sheets, as of December 31, 2025 and 2024, was $569,000 and $665,000, respectively. The related expense for these agreements, reported in salaries and employee benefits on the consolidated statements of income, amounted to $34,000 and $26,000 in 2025 and 2024, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

The Corporation currently leases two branch banking facilities and one parcel of land under operating leases. At December 31, 2025, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,326,000 and $1,862,000, respectively, in the consolidated balance sheets. At December 31, 2024, right-of-use assets and liabilities stood at $1,400,000 and $1,920,000, respectively, in the consolidated balance sheets.

The Corporation recognized total operating lease costs for the years ended December 31, 2025 and 2024 of $204,000 and $213,000, respectively. Cash payments totaled $188,000 and $198,000 for the years ended December 31, 2025 and 2024, respectively. Operating lease costs are reflected in occupancy expenses in the consolidated statements of income.

The Corporation has one finance lease for equipment. At December 31, 2025, right-of-use assets and lease liabilities were recorded related to this finance lease totaling $29,000 and $33,000, respectively. At December 31, 2024, right-of-use assets and lease liabilities stood at $0. Amounts recognized as right-of-use assets related to finance leases are included in premises and equipment, net in the accompanying consolidated balance sheets.

Total finance lease costs that were recognized by the Corporation for the year ended December 31, 2025 and 2024 were immaterial. Cash payments totaled $6,000 and $0 for the years ended December 31, 2025 and 2024, respectively.

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

The following table displays the weighted-average term and discount rates for operating leases outstanding as of December 31, 2025 and 2024.

	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
	Operating	Operating	Finance	Finance
Weighted-average term (years)	18.17	18.95	4.25	-
Weighted-average discount rate	4.16%	4.19%	4.31%	-%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Minimum Lease Payments due:	Operating	Operating	Finance	Finance
Within one year	$175	$175	$8	$—
After one but within two years	154	140	9	—
After two but within three years	157	154	8	—
After three but within four years	157	157	9	—
After four but within five years	157	157	2	—
After five years	2,003	2,160	—	—
Total undiscounted cash flows	2,803	2,943	36	—
Discount on cash flows	(941)	(1,023)	(3)	—
Total lease liability	$1,862	$1,920	$33	$—

NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Corporation uses various financial instruments, including derivatives, to manage its exposure to interest rate risk. The Corporation’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Corporation’s known or expected cash receipts and cash payments principally related to specific assets and short-term wholesale funding positions. The Corporation entered into four swap contracts effective September 20, 2023, one swap contract effective September 4, 2024 and two additional swap contracts effective July 15, 2025.

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2025, and December 31, 2024:

(Dollars in thousands)	December 31, 2025
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$3,859
Total		$—		$3,859

(Dollars in thousands)	December 31, 2024
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$1,463
Total		$—		$1,463

The following tables present the derivative assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2025 and 2024.

		Gross	Net Amounts	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross	Amounts	of Assets
(Dollars in thousands)	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount
December 31, 2025
Derivatives	$—	$—	$—	$—	$—	$—

December 31, 2024
Derivatives	$—	$—	$—	$—	$—	$—

		Gross	Net Amounts	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross	Amounts	of Liabilities
(Dollars in thousands)	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2025
Derivatives	$3,859	$—	$3,859	$—	$(3,859)	$—

December 31, 2024
Derivatives	$1,463	$—	$1,463	$—	$(1,463)	$—

The following table presents the remaining contractual maturity of the master netting arrangements as of December 31, 2025.

	Remaining Contractual Maturity of the Agreements
				Greater
(Dollars in thousands)	Up to	1 to 3	3 to 5	than
	1 Year	Years	Years	5 Years	Total
December 31, 2025:
Derivative Assets	$—	$347	$—	$—	$347
Derivative Liabilities	—	(3,604)	—	(602)	(4,206)
Total net derivatives	$—	$(3,257)	$—	$(602)	$(3,859)

Fair Value Hedges of Interest Rate Risk

The Corporation is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Corporation uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rates. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Corporation receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of December 31, 2025, the Corporation had a total of four interest rate swaps with a combined notional amount of $96,646,000 hedging fixed-rate debt securities available-for-sale and one interest rate swap with a notional amount of $75,000,000 hedging fixed-rate loans.

As of December 31, 2025, and December 31, 2024, the following amounts were recorded on the balance sheets related to the cumulative basis adjustment for fair value hedges:

(Dollars in thousands)	December 31,	December 31,
	2025	2024
Carrying amount of hedged assets:	Closed Portfolio Amount	Closed Portfolio Amount
Fixed Rate Loans	$120,157	$134,878
Available-for-sale - Municipals	50,335	50,653
Available-for-sale - MBS	47,208	32,821
Total	$217,700	$218,352

Interest rate swaps notional amount	$171,646	$125,000

(Dollars in thousands)	December 31,	December 31,
	2025	2024
Cumulative amount of fair value hedging adjustment included in the carrying amount of assets:
Fixed Rate Loans	$347	$823
Available-for-sale - Municipals	(993)	(375)
Available-for-sale - MBS	(940)	(122)
Total	$(1,586)	$326

The amount of gain, net of fair value re-measurements, included in interest income on the Corporation’s consolidated statements of income for derivative instruments designated as fair value hedges was $665,000 for the year ended December 31, 2025 and $773,000 for the year ended December 31, 2024.

Cash Flow Hedges of Interest Rate Risk

The Corporation uses derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of December 31, 2025, the Corporation had two interest rate swaps with a combined notional amount of $100,000,000 hedging specific short-term wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. During the next twelve months, it is estimated that an additional $937,000 will be reclassified as interest expense.

Interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Corporation receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For cash flow hedges on the Corporation’s short-term wholesale funding positions, amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s hedged variable rate short-term wholesale funding positions. During the year ended December 31, 2025, the Corporation reclassified $82,000 in interest expense.

The table below presents the pre-tax effects of the Corporation’s derivative instruments designated as cash flow hedges on the consolidated statements of income for the years ended December 31, 2025, and 2024:

(Dollars in thousands)	December 31,
	2025	2024
Amount of loss recognized in accumulated other comprehensive loss	$(2,036)	$(993)
Amount of gain reclassified from accumulated other comprehensive loss to interest expense	(82)	850

Interest rate swaps notional amount	$100,000	$100,000

Credit Risk-Related Contingent Features

The Corporation has agreements with each of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, then the Corporation could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Corporation also has agreements with its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well-capitalized institution, then the Corporation could be required to terminate its derivative positions with the counterparty. As of December 31, 2025 and December 31, 2024, the Corporation’s derivatives were in a net liability position resulting in the Company having collateral in the amount of $6,570,000 posted with the counterparty at December 31, 2025 and December 31, 2024.

NOTE 13 — RELATED PARTY TRANSACTIONS

Certain directors, executive officers and immediate family members of First Keystone Corporation and its subsidiary, and companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Corporation at December 31, 2025 and 2024. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

A summary of the activity on the related party loans consists of the following:

(Dollars in thousands)

	2025	2024
Balance at January 1	$9,082	$9,188
Additions	1,632	2,363
Deductions	(1,619)	(2,469)
Balance at December 31	$9,095	$9,082

The summary of activity on the related party loans represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for 2025 and 2024, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $5,134,000 and $4,568,000 respectively, on the above loans.

Deposits from certain officers, directors and immediate family members and/or their related companies held by the Bank amounted to $24,025,000 and $24,998,000 at December 31, 2025 and 2024, respectively.

Funds from certain officers, directors and immediate family members and/or their related companies held in the Trust Department amounted to $14,647,000 and $12,302,000 at December 31, 2025 and 2024, respectively.

NOTE 14 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. If dividends declared in any calendar year exceed the total profits of that year plus the retained net profits of the preceding two years, regulatory approval for the declaration/issuance of the dividends must be obtained. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2025 and 2024, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2025 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(Dollars in thousands)			For Capital		Minimum Capital		To Be Well Capitalized
			Adequacy		Adequacy with		Under Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Total Capital (to Risk-Weighted Assets)	$161,898	16.12%	$80,353	8.00%	$105,463	10.50%	$100,441	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$152,396	15.17%	$60,265	6.00%	$85,375	8.50%	$80,353	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$152,396	15.17%	$45,199	4.50%	$70,309	7.00%	$65,287	6.50%
Tier 1 Capital (to Average Assets)	$152,396	9.62%	$63,340	4.00%	$63,340	4.00%	$79,175	5.00%

(Dollars in thousands)			For Capital		Minimum Capital		To Be Well Capitalized
			Adequacy		Adequacy with		Under Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Total Capital (to Risk-Weighted Assets)	$158,282	15.69%	$80,723	8.00%	$105,949	10.50%	$100,904	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$150,508	14.92%	$60,542	6.00%	$85,768	8.50%	$80,723	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$150,508	14.92%	$45,407	4.50%	$70,633	7.00%	$65,588	6.50%
Tier 1 Capital (to Average Assets)	$150,508	10.24%	$58,811	4.00%	$58,811	4.00%	$73,513	5.00%

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2025 and 2024 were as follows:

(Dollars in thousands)
	2025	2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$120,554	$111,793
Financial standby letters of credit	$2,411	$2,665
Performance standby letters of credit	$3,825	$5,530

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers predominately in the Corporation’s primary, Pennsylvania market area. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At December 31, 2025, the Corporation had $853,668,000 in loans secured by real estate, which represented 90.2% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of December 31, 2025 and 2024, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were 53,354 in 2025 and 97,727 in 2024. Remaining shares authorized in the plan were 69,624 as of December 31, 2025.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

At December 31, 2025 and 2024, securities and derivatives measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

December 31, 2025

ASSETS	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,536	$—	$—	$7,536
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	176,251	—	176,251
Other	—	3,294	—	3,294
Other mortgage backed debt securities	—	36,431	—	36,431
Obligations of state and political subdivisions	—	74,925	—	74,925
Asset-backed securities	—	63,493	—	63,493
Corporate debt securities	—	32,296	—	32,296
Total debt securities available-for-sale	$7,536	$386,690	$—	$394,226

Marketable equity securities	$1,810	$—	$—	$1,810

LIABILITIES	Level 1	Level 2	Level 3	Total
Derivatives	$—	$(3,859)	$—	$(3,859)

(Dollars in thousands)

December 31, 2024

ASSETS	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,151	$—	$—	$7,151
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	136,708	—	136,708
Other	—	5,122	—	5,122
Other mortgage backed debt securities	—	46,273	—	46,273
Obligations of state and political subdivisions	—	83,485	—	83,485
Asset-backed securities	—	73,867	—	73,867
Corporate debt securities	—	37,682	—	37,682
Total debt securities available-for-sale	$7,151	$383,137	$—	$390,288

Marketable equity securities	$1,587	$—	$—	$1,587

LIABILITIES	Level 1	Level 2	Level 3	Total
Derivatives	$—	$(1,463)	$—	$(1,463)

The estimated fair values of equity securities and US Treasury debt securities classified as Level 1 are derived from quoted market prices in active markets; the equity securities consist mainly of stocks held in other banks. The estimated fair values of all other debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as

Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2025 and 2024.

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

Individually evaluated loans measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024 are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2025
Individually evaluated loans:
Real Estate	$—	$—	$12,776	$12,776
Commercial and Industrial	—	—	10	10
Total individually evaluated loans	$—	$—	$12,786	$12,786

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2024
Individually evaluated loans:
Real Estate	$—	$—	$1,603	$1,603
Total individually evaluated loans	$—	$—	$1,603	$1,603

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

There were no foreclosed assets held for resale measured at fair value on a nonrecurring basis at December 31, 2025 or 2024.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements

December 31, 2025	Estimate	Valuation Technique	Unobservable Input	Discount Range	Weighted Average Discount
Individually evaluated loans - collateral dependent	$12,786	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(0%) – (48%)	(18%)

December 31, 2024
Individually evaluated loans - collateral dependent	$1,603	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(5%) – (5%)	(5%)

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

Fair Value of Financial Instruments

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2025
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,755	$8,755	$—	$—	$8,755
Interest-bearing deposits in other banks	112,494	—	112,494	—	112,494
Restricted investment in bank stocks	8,944	—	8,944	—	8,944
Net loans	939,013	—	—	945,462	945,462
Mortgage servicing rights	196	—	—	196	196
Accrued interest receivable	4,997	—	4,997	—	4,997

FINANCIAL LIABILITIES:
Demand, savings and other deposits	633,448	—	633,448	—	633,448
Time deposits	503,988	—	503,245	—	503,245
Short-term borrowings	136,845	—	137,887	—	137,887
Long-term borrowings	106,000	—	107,124	—	107,124
Subordinated debentures	25,000	—	21,706	—	21,706
Accrued interest payable	2,735	—	2,735	—	2,735

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2024
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,933	$9,933	$—	$—	$9,933
Interest-bearing deposits in other banks	7,321	—	7,321	—	7,321
Restricted investment in bank stocks	8,984	—	8,984	—	8,984
Net loans	940,779	—	—	929,302	929,302
Mortgage servicing rights	218	—	—	218	218
Accrued interest receivable	4,993	—	4,993	—	4,993

FINANCIAL LIABILITIES:
Demand, savings and other deposits	677,762	—	677,762	—	677,762
Time deposits	368,118	—	366,772	—	366,772
Short-term borrowings	134,426	—	134,541	—	134,541
Long-term borrowings	106,000	—	107,728	—	107,728
Subordinated debentures	25,000	—	20,618	—	20,618
Accrued interest payable	2,152	—	2,152	—	2,152

NOTE 18 — REVENUE RECOGNITION

The Corporation has elected to apply the guidance outlined in ASC 606 regarding the measurement or recognition of revenue. The main types of revenue contracts included in non-interest income within the consolidated statements of income which are subject to ASC 606 are as follows:

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Corporation and, therefore, are not included in the Corporation’s consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are recognized on a monthly basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of December 31, 2025 and 2024, the fair value of trust assets under management was $122,111,000 and $120,857,000, respectively. The costs of acquiring asset management customers are incremental and recognized within the non-interest expense of the consolidated statements of income.

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

NOTE 19 – GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $0 at December 31, 2025 and December 31, 2024.

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

NOTE 20 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2025	2024
ASSETS
Cash	$3,884	$4,124
Investment in banking subsidiary	131,313	125,239
Marketable equity securities	1,810	1,587
Prepaid expenses and other assets	697	512
TOTAL ASSETS	$137,704	$131,462

LIABILITIES
Receivable from banking subsidiary	$(595)	$(547)
Subordinated debentures	25,000	25,000
Accrued expenses and other liabilities	259	258
TOTAL LIABILITIES	24,664	24,711

STOCKHOLDERS’ EQUITY
Common stock	13,007	12,901
Surplus	45,888	45,072
Retained earnings	79,327	80,148
Accumulated other comprehensive loss	(19,473)	(25,661)
Treasury stock, at cost	(5,709)	(5,709)
TOTAL STOCKHOLDERS’ EQUITY	113,040	106,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,704	$131,462

STATEMENTS OF INCOME (LOSS)

(Dollars in thousands)

	Years Ended December 31,
	2025	2024
INCOME
Dividends from subsidiary bank	$7,041	$1,760
Net securities gains	223	105
Other income	80	79
TOTAL INCOME	7,344	1,944

EXPENSE
Interest on subordinated debt	1,094	1,094
Other expense	256	256
TOTAL EXPENSE	1,350	1,350

INCOME BEFORE INCOME TAX BENEFIT	5,994	594
INCOME TAX BENEFIT	(272)	(251)
	6,266	845
EQUITY IN UNDISTRIBUTED LOSSES OF BANKING SUBSIDIARY	(114)	(14,048)

NET INCOME (LOSS)	$6,152	$(13,203)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended December 31,
	2025	2024
Net Income (Loss)	$6,152	$(13,203)

Other comprehensive income (loss):

Equity in other comprehensive income of banking subsidiary	6,177	4,015

Total other comprehensive income	6,177	4,015
Total Comprehensive Income (Loss)	$12,329	$(9,188)

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,152	$(13,203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gains on securities	(223)	(105)
Deferred income tax (benefit) expense	(2)	27
Equity in undistributed losses of banking subsidiary	114	14,048
Decrease in prepaid/accrued expenses and other assets/liabilities	(182)	(509)
Decrease in advances from banking subsidiary	(48)	(242)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,811	16

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	—	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	922	1,264
Dividends paid	(6,973)	(6,909)
NET CASH USED IN FINANCING ACTIVITIES	(6,051)	(5,645)

DECREASE IN CASH AND CASH EQUIVALENTS	(240)	(5,629)
CASH AND CASH EQUIVALENTS, BEGINNING	4,124	9,753
CASH AND CASH EQUIVALENTS, ENDING	$3,884	$4,124

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were not effective as of December 31, 2025.

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

The Corporation’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that fairly and accurately reflect the transactions and dispositions of the assets of the Corporation in reasonable detail, provide reasonable assurance that the transactions are recorded in a manner to reflect preparation of the financial statements in accordance with regulatory reporting requirements and accounting principles generally accepted in the United States of America, provide reasonable assurance that all expenditures and receipts of the Corporation are made in accordance with appropriate authorization by management or the Board of Directors of the Corporation (as applicable), and provide reasonable assurance regarding prevention (or timely detection and correction) of any unauthorized use, acquisition, or disposition of the Corporation’s assets that could have a material effect on the Corporation’s financial statements.

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013). Based on management’s assessment, the Corporation’s internal control over financial reporting was not effective as of December 31, 2025 due to the material weakness described below.

Management identified a material weakness in the Corporation’s internal control over financial reporting related to the operation of the control related to the identification, evaluation, and documentation of certain problem loans, including conclusions related to non-accrual status, individual loan evaluation, and charge-off determination. The control did not operate effectively as of December 31, 2025. While certain loans were appropriately identified and monitored as substandard, the Corporation’s control activities did not sufficiently identify, evaluate, and document indicators of collectability and need for individual evaluation on a timely basis. Management did not timely conclude upon and process (1) a required move to non-accrual status for a commercial real estate loan relationship, (2) the need for individual evaluation and a specific allocation of the allowance for credit losses related to the commercial real estate loan relationship, and (3) a charge-off on a fully drawn commercial and industrial line of credit for which the collateral was determined insufficient to support the balance of the loan and for which collection was no longer probable. As a result of the ineffectiveness of the control, these matters were identified in the audit process and resulted in adjustments to the allowance for credit losses and related financial statement amounts. Accordingly, there is a reasonable possibility that a material misstatement to the Corporation’s annual or interim financial statements would not have been prevented or detected on a timely basis.

Management has initiated remediation measures to address the material weakness identified above. These actions include enhancements to the Corporation’s problem loan governance and review process. Henceforward, as part of the Corporation’s quarterly problem loan review process, management will consider all loans meeting the following criteria for possible classification as non-accrual status, need for individual loan evaluation, or possible charge-off: (1) any loans that are currently ninety days or more past due or without further payment remittance will be ninety days or more past due at quarter-end, (2) any loans that have been ninety days or more past due at any point during the current quarter, (3) any loans for which (during the current or prior fiscal year) the Corporation has advanced funds to pay delinquent real estate taxes, (4) any loans for which capitalized advances have caused the current principal balance to exceed the original loan balance or commitment, (5) any loans for which the Corporation has become aware of a reduction in cash flow of sufficient magnitude to make repayment collaterally-dependent, and (6) any loans for which repayment is contingent upon conversion (to cash) of receivables for which collectability is now in doubt.

Management believes that these actions, when fully implemented and operating for a sufficient period of time, will remediate the material weakness. As management continues to evaluate and work to improve its internal control over financial reporting, management may elect to take additional measures to address control deficiencies or may elect to modify the remediation plan as described above.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 16.  FORM 10-K SUMMARY

None.

3.   Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to

Item 601 of Regulation S-K	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 8-K dated August 28, 2018).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated August 28, 2018).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

Item 601 of Regulation S-K	Description of Exhibit
10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K dated August 27, 2013).

19	Insider Trading Policy of First Keystone Corporation (Incorporated by reference to Exhibit 19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024).
21	List of Subsidiaries of the Issuer, filed with this annual report on Form 10-K.**

23.1	Consent of Baker Tilly US, LLP.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (Formatted as Inline XBRL and Contained in Exhibit 101)

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

FIRST KEYSTONE CORPORATION

/s/ Jack W. Jones
Jack W. Jones
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 30, 2026
John E. Arndt, Vice Chairman/Director	Date

/s/ D. Matthew Bower	March 30, 2026
D. Matthew Bower, Director	Date

/s/ Robert A. Bull	March 30, 2026
Robert A. Bull, Chairman/Director	Date

/s/ Whitney B. Holloway	March 30, 2026
Whitney B. Holloway, Director	Date

/s/ Michael L. Jezewski	March 30, 2026
Michael L. Jezewski, Director	Date

/s/ Nancy J. Marr	March 30, 2026
Nancy J. Marr, Director	Date

/s/ William E. Rinehart	March 30, 2026
William E. Rinehart, Director	Date

/s/ Elaine A. Woodland	March 30, 2026
Elaine A. Woodland, Director	Date
/s/ Stacy L. Gordner	March 30, 2026
Stacy L. Gordner, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 30, 2026
David R. Saracino, Secretary/Director	Date

/s/ Jack W. Jones	March 30, 2026
Jack W. Jones, President/ Chief Executive Officer/Director	Date