Form 10-Q
period 2026-06-30
FIRST KEYSTONE CORP
filed 2026-08-06
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 6,322,401 shares as of August 5, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	June 30,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$9,004	$8,755
Interest-bearing deposits in other banks	178,957	112,494
Total cash and cash equivalents	187,961	121,249
Debt securities available-for-sale, at fair value	369,084	394,226
Marketable equity securities, at fair value	2,358	1,810
Restricted investment in bank stocks, at cost	8,979	8,944

Loans held for investment	948,848	947,285
Loans held for sale	1,483	1,140
Allowance for credit losses	(8,779)	(9,412)
Net loans	941,552	939,013
Premises and equipment, net	19,028	19,377
Operating lease right-of-use assets	1,304	1,326
Accrued interest receivable	4,664	4,997
Cash surrender value of bank owned life insurance	26,706	26,362
Investments in low-income housing partnerships	3,924	4,333
Deferred income taxes	5,750	6,463
Other assets	3,005	2,877
TOTAL ASSETS	$1,574,315	$1,530,977

LIABILITIES
Deposits:
Non-interest bearing	$230,888	$206,823
Interest bearing	949,022	930,614
Total deposits	1,179,910	1,137,437
Short-term borrowings	135,604	136,845
Long-term borrowings	106,000	106,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	1,847	1,862
Accrued interest payable	2,517	2,735
Other liabilities	4,981	8,038
TOTAL LIABILITIES	1,455,859	1,417,917

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of June 30, 2026 and December 31, 2025; issued 0 as of June 30, 2026 and December 31, 2025	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of June 30, 2026 and December 31, 2025; issued 6,554,012 as of June 30, 2026 and 6,503,746 as of December 31, 2025; outstanding 6,322,401 as of June 30, 2026 and 6,272,135 as of December 31, 2025	13,108	13,007
Surplus	46,717	45,888
Retained earnings	81,544	79,327
Accumulated other comprehensive loss	(17,204)	(19,453)
Treasury stock, at cost, 231,611 shares as of June 30, 2026 and December 31, 2025	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	118,456	113,060
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,574,315	$1,530,977

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

INTEREST INCOME
Interest and fees on loans	$14,359	$14,359	$28,484	$28,128
Interest and dividend income on securities:
Taxable	3,586	3,814	7,224	7,747
Tax-exempt	207	230	416	474
Dividends	25	18	39	30
Dividend income on restricted investment in bank stocks	206	195	407	394
Interest on interest-bearing deposits in other banks	1,593	268	2,648	321
Total interest income	19,976	18,884	39,218	37,094
INTEREST EXPENSE
Interest on deposits	6,469	6,395	13,379	12,781
Interest on short-term borrowings	1,455	1,473	2,937	3,030
Interest on long-term borrowings	1,237	1,237	2,461	2,461
Interest on subordinated debt	499	274	994	547
Total interest expense	9,660	9,379	19,771	18,819
Net interest income	10,316	9,505	19,447	18,275
(Recovery of) provision for credit losses	(299)	(237)	(689)	514
Net interest income after provision for credit losses	10,615	9,742	20,136	17,761
NON-INTEREST INCOME
Trust department	295	280	581	541
Service charges and fees	558	560	1,099	1,106
Increase in cash surrender value of life insurance	174	155	344	320
ATM fees and debit card income	599	576	1,143	1,119
Net gains on sales of mortgage loans	13	18	59	38
Net securities gains	374	105	548	19
Gains from life insurance proceeds	—	20	—	255
Other	132	84	184	159
Total non-interest income	2,145	1,798	3,958	3,557
NON-INTEREST EXPENSE
Salaries and employee benefits	4,228	4,303	9,195	8,933
Occupancy, net	570	562	1,211	1,172
Furniture and equipment expense	209	211	425	403
Computer expense	507	416	1,061	829
Professional services	441	374	904	752
Pennsylvania shares tax	272	267	543	488
FDIC insurance, net	320	304	643	613
ATM and debit card fees	347	306	609	553
Data processing fees	422	385	813	742
Advertising	100	138	182	243
Other	1,022	995	2,025	2,182
Total non-interest expense	8,438	8,261	17,611	16,910
Income before income tax expense	4,322	3,279	6,483	4,408
Income tax expense	545	365	747	441
NET INCOME	$3,777	$2,914	$5,736	$3,967
PER SHARE DATA
Net income per share:
Basic	$0.60	$0.47	$0.91	$0.64
Diluted	0.60	0.47	0.91	0.64
Dividends per share	0.28	0.28	0.56	0.56

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three Months Ended
	June 30,
	2026	2025

Net income	$3,777	$2,914

Other comprehensive income:
Unrealized net holding gains on debt securities available-for-sale arising during the period, net of income taxes of $326 and $107, respectively	1,225	403

Fair value adjustment on cash flow derivatives, net of income taxes of $(153) and $350, respectively	574	(513)

Total other comprehensive income (loss)	1,799	(110)

Total comprehensive income	$5,576	$2,804

(Dollars in thousands)	Six Months Ended
	June 30,
	2026	2025

Net income	$5,736	$3,967

Other comprehensive income:
Unrealized net holding gains on debt securities available-for-sale arising during the period, net of income taxes of $283 and $534, respectively	1,064	2,010

Fair value adjustment on cash flow derivatives, net of income taxes of $(316) and $666, respectively	1,185	(1,730)

Total other comprehensive income	2,249	280

Total comprehensive income	$7,985	$4,247

_____________________________

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares Issued	Amount	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2026	6,503,746	$13,007	$45,888	$79,327	$(19,453)	$(5,709)	$113,060
Net income				1,959			1,959
Other comprehensive income, net of taxes					450		450
Issuance of common stock under dividend reinvestment plan	24,103	48	414				462
Dividends - $0.28 per share				(1,756)			(1,756)
Balance at March 31, 2026	6,527,849	$13,055	$46,302	$79,530	$(19,003)	$(5,709)	$114,175
Net income				3,777			3,777
Other comprehensive income, net of taxes					1,799		1,799
Issuance of common stock under dividend reinvestment plan	26,163	53	415				468
Dividends - $0.28 per share				(1,763)			(1,763)
Balance at June 30, 2026	6,554,012	13,108	46,717	81,544	(17,204)	(5,709)	$118,456

Balance at January 1, 2025	6,450,392	$12,901	$45,072	$80,148	$(25,630)	$(5,709)	$106,782
Net income				1,053			1,053
Other comprehensive income, net of taxes					390		390
Issuance of common stock under dividend reinvestment plan	—	—	—				—
Dividends - $0.28 per share				(1,741)			(1,741)
Balance at March 31, 2025	6,450,392	$12,901	$45,072	$79,460	$(25,240)	$(5,709)	$106,484
Net income				2,914			2,914
Other comprehensive loss, net of taxes					(110)		(110)
Issuance of common stock under dividend reinvestment plan	—	—	—				—
Dividends - $0.28 per share				(1,741)			(1,741)
Balance at June 30, 2025	6,450,392	12,901	45,072	80,633	(25,350)	(5,709)	$107,547

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

(Dollars in thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,736	$3,967
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) provision for credit losses on loans	(689)	514
Release of credit losses on unfunded commitments	(5)	(6)
Depreciation and amortization	664	609
Net (discount accretion) premium amortization on securities	(113)	104
Deferred income tax expense	111	210
Net gains on sales of mortgage loans	(59)	(38)
Proceeds from sales of mortgage loans originated for sale	2,585	1,921
Originations of mortgage loans originated for sale	(2,875)	(1,258)
Net securities gains	(548)	(19)
Decrease in accrued interest receivable	333	39
Increase in cash surrender value of bank owned life insurance	(344)	(320)
Gain from bank-owned life insurance proceeds	—	(255)
Net losses on disposals of premises and equipment	4	2
(Increase) decrease in other assets	(188)	516
Amortization of investment in low-income housing partnerships	409	409
(Decrease) increase in accrued interest payable	(218)	167
Increase (decrease) in other liabilities	105	(833)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,908	5,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of debt securities available-for-sale	28,933	26,887
Purchases of debt securities available-for-sale	(4,000)	(2,500)
Net (increase) decrease in restricted investment in bank stocks	(35)	40
Net increase in loans originated as held for investment	(1,501)	(12,368)
Proceeds from bank-owned life insurance	—	1,237
Purchase of premises and equipment	(214)	(267)
NET CASH PROVIDED BY INVESTING ACTIVITIES	23,183	13,029
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	42,473	11,398
Net decrease in short-term borrowings	(1,241)	(4,875)
Dividends paid, net of reinvestment	(2,611)	(3,482)
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,621	3,041

INCREASE IN CASH AND CASH EQUIVALENTS	66,712	21,799
CASH AND CASH EQUIVALENTS, BEGINNING	121,249	17,254
CASH AND CASH EQUIVALENTS, ENDING	$187,961	$39,053

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$19,989	$18,653
Income taxes paid	3	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Right-of-use assets obtained in exchange for lease liabilities	34	33

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2026 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

NOTE 3 — SECURITIES

Debt Securities

The Company classifies its securities as either “Held-to-Maturity” or “Available-for-Sale” at the time of purchase. Securities are accounted for on a trade date basis. Debt securities are classified as Held-to-Maturity when the Company has the ability and positive intent to hold the securities to maturity. Securities classified as Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity. At June 30, 2026 and December 31, 2025, all debt securities held were classified as available-for-sale.

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

There was no allowance for credit losses for Available-For-Sale debt securities recorded as of June 30, 2026 and December 31, 2025; therefore, it is not present in the table below. The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as Available-For-Sale, along with the cumulative basis adjustments for fair value hedges, were as follows at June 30, 2026 and December 31, 2025:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Basis	Fair
June 30, 2026:	Cost	Gains	Losses	Adjustment	Value
U.S. Treasury securities	$7,955	$—	$(407)	$—	$7,548
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	177,545	801	(10,756)	(33)	167,557
Other	2,457	24	(14)	—	2,467
Other mortgage backed securities	33,338	53	(1,411)	—	31,980
Obligations of state and political subdivisions	80,137	27	(7,805)	297	72,656
Asset-backed securities	57,459	222	(323)	—	57,358
Corporate debt securities	31,195	486	(2,163)	—	29,518
Total	$390,086	$1,613	$(22,879)	$264	$369,084

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Basis	Fair
December 31, 2025:	Cost	Gains	Losses	Adjustment	Value
U.S. Treasury securities	$7,941	$—	$(405)	$—	$7,536
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	185,140	919	(10,748)	940	176,251
Other	3,271	40	(17)	—	3,294
Other mortgage backed securities	37,572	45	(1,186)	—	36,431
Obligations of state and political subdivisions	82,919	30	(9,017)	993	74,925
Asset-backed securities	63,644	211	(362)	—	63,493
Corporate debt securities	34,418	383	(2,505)	—	32,296
Total	$414,905	$1,628	$(24,240)	$1,933	$394,226

Debt securities Available-for-Sale with an aggregate fair value of $211,907,000 at June 30, 2026 and $214,422,000 at December 31, 2025, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $170,111,000 at June 30, 2026 and $170,661,000 at December 31, 2025.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at June 30, 2026. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		June 30, 2026
		Debt Securities Available-For-Sale
(Dollars in thousands)		U.S. Government	Other	Obligations
		Agency &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Sponsored Agency	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$4,012	$3,826	$—	$—
Fair value	—	—	4,000	3,812	—	—

1 - 5 Years:
Amortized cost	7,955	7,407	—	5,497	293	7,039
Fair value	7,548	7,406	—	5,271	294	7,162

5 - 10 Years:
Amortized cost	—	712	—	34,040	666	18,932
Fair value	—	710	—	30,323	665	18,699

After 10 Years:
Amortized cost	—	171,883	29,326	36,774	56,500	5,224
Fair value	—	161,908	27,980	33,250	56,399	3,657

Total:
Amortized cost	$7,955	$180,002	$33,338	$80,137	$57,459	$31,195
Fair value	7,548	170,024	31,980	72,656	57,358	29,518
[1]	Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

At June 30, 2026 and December 31, 2025, the Company had holdings of securities from the following issuers in excess of ten percent of consolidated stockholders’ equity (excluding holdings of the U.S. Government and U.S. Government Agencies and Corporations).

(Dollars in thousands)
Fair
June 30, 2026:	Value
Issuer
Sallie Mae Bank	$21,853
Velocity Commercial Capital	17,379
Nelnet Student Loan Trust	12,231

(Dollars in thousands)
Fair
December 31, 2025:	Value
Issuer
Sallie Mae Bank	$23,354
Velocity Commercial Capital	19,551
Nelnet Student Loan Trust	13,169

There were no proceeds from sales of Debt Securities Available-For-Sale for the quarter ended June 30, 2026 and 2025. Therefore, there were no gains or losses realized during these periods.

The summary below shows the gross unrealized losses and fair value of the Company’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of June 30, 2026 and December 31, 2025:

June 30, 2026

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,548	$(407)	$7,548	$(407)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	15,572	(98)	68,877	(10,658)	84,449	(10,756)
Other	—	—	898	(14)	898	(14)
Other mortgage-backed debt securities	—	—	24,458	(1,411)	24,458	(1,411)
Obligations of state and political subdivisions	—	—	70,195	(7,805)	70,195	(7,805)
Asset-backed securities	12,041	(42)	15,881	(281)	27,922	(323)
Corporate debt securities	—	—	17,293	(2,163)	17,293	(2,163)
Total	$27,613	$(140)	$205,150	$(22,739)	$232,763	$(22,879)

December 31, 2025

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,536	$(405)	$7,536	$(405)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	—	—	80,318	(10,748)	80,318	(10,748)
Other	—	—	1,223	(17)	1,223	(17)
Other mortgage-backed debt securities	2,428	(42)	27,130	(1,144)	29,558	(1,186)
Obligations of state and political subdivisions	—	—	71,413	(9,017)	71,413	(9,017)
Asset-backed securities	14,527	(36)	18,971	(326)	33,498	(362)
Corporate debt securities	500	(1)	24,197	(2,504)	24,697	(2,505)
Total	$17,455	$(79)	$230,788	$(24,161)	$248,243	$(24,240)

There were 136 individual debt securities in an unrealized loss position as of June 30, 2026, with a combined decline in value representing 5.38% of the debt securities portfolio. There were 144 individual debt securities in an unrealized loss position as of December 31, 2025, with their combined decline in value representing 4.98% of the debt securities portfolio.

Available-for-sale debt securities are required to be individually evaluated for impairment in accordance with ASC 326, Financial Instruments – Credit Losses. Management evaluates debt securities for impairment where there has been a decline in fair value below the amortized cost basis of a debt security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the extent to which the fair value has been less than cost, (4) the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, (5) credit ratings, (6) third party guarantees, and (7) collateral values. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the debt securities. All issues of U.S. Treasury and Agency-Backed debt securities have the full faith and credit backing of the United States Government or one of its agencies. All other debt securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. As of June 30, 2026 and December 31, 2025, there were no credit losses recorded in relation to available-for-sale debt securities.

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

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Company’s consolidated balance sheet and totaled $2,056,000 as of June 30, 2026 as compared to $2,068,000 as of December 31, 2025. Accrued interest receivable on debt securities available for sale is excluded from the estimate of credit losses.

All debt securities available for sale in an unrealized loss position, as of June 30, 2026, continue to perform as scheduled and the Company does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of the Company’s evaluation of its intent and ability to hold debt securities for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategies, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the debt securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities.

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

At June 30, 2026 and December 31, 2025, the Company had $2,358,000 and $1,810,000, respectively, in equity securities recorded at fair value. The following is a summary of realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2026 and 2025:

(Dollars in thousands)	Three months ended	Three months ended
	June 30, 2026	June 30, 2025
Net gains (losses) from market value fluctuations recognized during the period on equity securities	$374	$105
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Net gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$374	$105

(Dollars in thousands)	Six months ended	Six months ended
	June 30, 2026	June 30, 2025
Net gains (losses) from market value fluctuations recognized during the period on equity securities	$548	$19
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Net gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$548	$19

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

The Company monitors the equity securities portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be impaired at June 30, 2026 or December 31, 2025.

NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

The Company’s loan portfolio is segmented into two categories: Loans Held for Sale and Loans Held for Investment, as presented in the Company’s consolidated balance sheets.

Loans held for sale consist of residential real estate loans originated for sale in the secondary market. Credit risk associated with such loans is mitigated by entering into sales commitments with third-party investors to purchase the loans upon origination. Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. The Company retains the right to service these loans after they are sold. Loans held for sale amounted to $1,483,000 and $1,140,000 at June 30, 2026 and December 31, 2025, respectively.

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

As an addition to the commercial loans held for investment portfolio, the Company may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of June 30, 2026, the Company's balance of GGLs was $3,708,000, compared to $3,902,000 at December 31, 2025.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. Off-balance sheet credit exposures primarily include undrawn portions of revolving lines of credit and standby letters of credit. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the amount of the reserve for unfunded lending commitments was $85,000 and $90,000, respectively.

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Company’s consolidated balance sheets and totaled $2,594,000 as of June 30, 2026 compared to $2,736,000 at December 31, 2025. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

The following table presents outstanding loan balances by loan class prior to allocation of net deferred fees and costs, as well as the balance of total loans held for investment after allocation of net deferred fees and costs and net loans after allocation of the allowance for credit losses as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)	June 30,	December 31,
	2026	2025
Real Estate	$845,218	$853,668
Agricultural	1,241	984
Commercial and Industrial	68,025	66,924
Consumer	4,619	4,953
State and Political Subdivisions	29,320	20,132
Subtotal: Total Loans	948,423	946,661
Net Deferred Fees and Costs	425	624
Subtotal: Total Loans Held for Investment	948,848	947,285
Loans Held for Sale	1,483	1,140
Allowance for Credit Losses	(8,779)	(9,412)
Net Loans	$941,552	$939,013

The following tables present the classes of the loan portfolio summarized by risk rating and year of origination and year-to-date gross charge-offs by loan portfolio summarized by year of origination as of June 30, 2026 and December 31, 2025.

June 30, 2026:
(Dollars in thousands)

Real Estate:	2026	2025	2024	2023	2022	Prior	Total
1-6 Pass	$67,619	101,222	93,065	95,093	129,940	326,094	$813,033
7 Special Mention	—	213	92	1,976	279	4,051	6,611
8 Substandard	1,991	571	—	—	3,742	19,270	25,574
9 Doubtful	—	—	—	—	—	—	—
Total Real Estate Loans	$69,610	$102,006	$93,157	$97,069	$133,961	$349,415	$845,218

Agricultural:	2026	2025	2024	2023	2022	Prior	Total
1-6 Pass	$—	114	155	212	22	738	$1,241
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total Agricultural Loans	$—	$114	$155	$212	$22	$738	$1,241

Commercial and Industrial:	2026	2025	2024	2023	2022	Prior	Total
1-6 Pass	$5,720	13,983	5,287	5,483	3,920	23,504	$57,897
7 Special Mention	—	716	299	9,040	—	—	10,055
8 Substandard	10	—	—	—	63	—	73
9 Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$5,730	$14,699	$5,586	$14,523	$3,983	$23,504	$68,025

Consumer:	2026	2025	2024	2023	2022	Prior	Total
1-6 Pass	$1,205	992	891	460	230	817	$4,595
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	14	—	—	—	—	10	24
9 Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$1,219	$992	$891	$460	$230	$827	$4,619

State and Political Subdivisions:	2026	2025	2024	2023	2022	Prior	Total
1-6 Pass	$8,894	1,324	—	1,127	1,374	16,601	$29,320
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total State and Political Subdivision Loans	$8,894	$1,324	$—	$1,127	$1,374	$16,601	$29,320

Total Loans:	2026	2025	2024	2023	2022	Prior	Total
1-6 Pass	$83,438	117,635	99,398	102,375	135,486	367,754	$906,086
7 Special Mention	—	929	391	11,016	279	4,051	16,666
8 Substandard	2,015	571	—	—	3,805	19,280	25,671
9 Doubtful	—	—	—	—	—	—	—
Total Loans	$85,453	$119,135	$99,789	$113,391	$139,570	$391,085	$948,423

	2026	2025	2024	2023	2022	Prior	Total
Gross Charge Offs:
Real Estate	$—	—	—	—	—	—	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	7	—	—	—	—	—	7
Consumer	—	—	17	11	—	16	44
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$7	$—	$17	$11	$—	$16	$51

As of December 31, 2025:
(Dollars in thousands)

Real Estate:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$105,385	98,017	100,585	143,520	105,700	272,003	$825,210
7 Special Mention	863	93	1,995	282	804	—	4,037
8 Substandard	80	—	—	3,389	1,260	19,692	24,421
9 Doubtful	—	—	—	—	—	—	—
Total Real Estate Loans	$106,328	$98,110	$102,580	$147,191	$107,764	$291,695	$853,668

Agricultural:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$24	168	151	24	—	617	$984
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total Agricultural Loans	$24	$168	$151	$24	$—	$617	$984

Commercial and Industrial:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$14,374	6,297	15,040	4,414	3,303	23,186	$66,614
7 Special Mention	—	300	—	—	—	—	300
8 Substandard	—	—	10	—	—	—	10
9 Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$14,374	$6,597	$15,050	$4,414	$3,303	$23,186	$66,924

Consumer:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$1,593	1,310	657	337	340	693	$4,930
7 Special Mention	—	—	—	—	—	13	13
8 Substandard	—	—	—	—	—	10	10
9 Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$1,593	$1,310	$657	$337	$340	$716	$4,953

State and Political Subdivisions:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$861	—	1,139	1,374	12,528	4,230	$20,132
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total State and Political Subdivision Loans	$861	$—	$1,139	$1,374	$12,528	$4,230	$20,132

Total Loans:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$122,237	$105,792	$117,572	$149,669	$121,871	$300,729	$917,870
7 Special Mention	863	393	1,995	282	804	13	4,350
8 Substandard	80	—	10	3,389	1,260	19,702	24,441
9 Doubtful	—	—	—	—	—	—	—
Total Loans	$123,180	$106,185	$119,577	$153,340	$123,935	$320,444	$946,661

	2025	2024	2023	2022	2021	Prior	Total
Gross Charge Offs:
Real Estate	$—	—	10	2,000	—	7	$2,017
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	442	500	—	—	942
Consumer	1	8	7	3	2	14	35
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$1	$8	$459	$2,503	$2	$21	$2,994

State and Political Subdivision Loans include loans categorized as tax-free in the amount of $29,320,000 at June 30, 2026 and $20,132,000 at December 31, 2025. Commercial and Industrial Loans include $3,708,000 of Government Guaranteed Loans (“GGLs”) as of June 30, 2026 and $3,902,000 of GGLs as of December 31, 2025.

The activity in the allowance for credit losses by loan class is summarized below for the three and six months ended June 30, 2026 and 2025 and the year ended December 31, 2025.

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the three months ended June 30, 2026:
Allowance for Credit Losses:
Beginning balance	$8,462	$5	$441	$82	$48	$9,038
Charge-offs	—	—	(7)	(10)	—	(17)
Recoveries	32	—	25	—	—	57
(Release of) Provision for Credit Losses	(289)	(2)	(36)	5	23	(299)
Ending Balance	$8,205	$3	$423	$77	$71	$8,779

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the six months ended June 30, 2026:
Allowance for Credit Losses:
Beginning balance January 1, 2026	$8,836	$2	$452	$74	$48	$9,412
Charge-offs	—	—	(7)	(44)	—	(51)
Recoveries	74	—	33	—	—	107
Provision for Credit Losses	(705)	1	(55)	47	23	(689)
Ending Balance	$8,205	$3	$423	$77	$71	$8,779
Ending balance: individually
evaluated for impairment	$707	$—	$—	$—	$—	$707
Ending balance: collectively
evaluated for impairment	$7,498	$3	$423	$77	$71	$8,072

Reserve for Unfunded Lending Commitments	$55	$—	$18	$—	$12	$85

Loans Held for Investment:
Ending Balance	$845,218	$1,241	$68,025	$4,619	$29,320	$948,423
Ending balance: individually
evaluated for impairment	$19,362	$279	$—	$—	$—	$19,641
Ending balance: collectively
evaluated for impairment	$825,856	$962	$68,025	$4,619	$29,320	$928,782

(Dollars in thousands)	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the three months ended June 30, 2025:
Allowance for Loan Losses:
Beginning balance	$7,572	$2	$341	$94	$59	$8,068
Charge-offs	(17)	—	(45)	(8)	—	(70)
Recoveries	—	—	1	—	—	1
Provision for Credit Losses	(262)	1	32	(2)	(6)	(237)
Ending Balance	$7,293	$3	$329	$84	$53	$7,762

(Dollars in thousands)	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the six months ended June 30, 2025:
Allowance for Credit Losses:
Beginning balance January 1, 2025	$7,215	$2	$313	$98	$44	$7,672
Charge-offs	(17)	—	(406)	(18)	—	(441)
Recoveries	—	—	16	1	—	17
Provision for Credit Losses	95	1	406	3	9	514
Ending Balance	$7,293	$3	$329	$84	$53	$7,762
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$7,293	$3	$329	$84	$53	$7,762

Reserve for Unfunded Lending Commitments	$75	$—	$20	$2	$—	$97

Loans Held for Investment:
Ending Balance	$864,608	$1,108	$64,908	$6,295	$22,016	$958,935
Ending balance: individually
evaluated for impairment	$4,190	$309	$28	$—	$—	$4,527
Ending balance: collectively
evaluated for impairment	$860,418	$799	$64,880	$6,295	$22,016	$954,408

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the year ended December 31, 2025:
Allowance for Credit Losses:
Beginning balance January 1, 2025	$7,215	$2	$313	$98	$44	$7,672
Charge-offs	(2,017)	—	(942)	(35)	—	(2,994)
Recoveries	1	—	29	3	—	33
Provision for Credit Losses	3,637	—	1,052	8	4	4,701
Ending Balance	$8,836	$2	$452	$74	$48	$9,412
Ending balance: individually
evaluated for impairment	$973	$—	$—	$—	$—	$973
Ending balance: collectively
evaluated for impairment	$7,863	$2	$452	$74	$48	$8,439

Reserve for Unfunded Lending Commitments	$54	$—	$24	$—	$12	$90

Loans Held for Investment:
Ending Balance	$853,668	$984	$66,924	$4,953	$20,132	$946,661
Ending balance: individually
evaluated for impairment	$16,763	$279	$10	$—	$—	$17,052
Ending balance: collectively
evaluated for impairment	$836,905	$705	$66,914	$4,953	$20,132	$929,609

The Company's activity in the allowance for credit losses on unfunded commitments for the six months ended June 30, 2026 and 2025 was as follows:

(Dollars in thousands)
	2026	2025
Balance at January 1	$90	$102
Recovery of credit losses on unfunded commitments	(5)	(5)
Balance at June 30	$85	$97

During the six months ended June 30, 2026, there were six modifications granted on loans to borrowers experiencing financial difficulty which carried a combined post modification recorded investment of $4,083,000. The loan modifications granted during the six months ended June 30, 2026 consisted of one payment modification that allowed a full payment deferral for a period of six months, one payment modification that allowed a period of interest-only payments of six months, one payment modification that extended the interest-only draw period on the loan for an additional six months, one term modification that converted the loan from a time note to a term loan, one modification that extended the interest-only draw period on the loan for an additional six months and extended the maturity of the loan for an additional six months, and one modification that allowed a period of interest-only payments of four months and extended the maturity of the loan by an additional four months. During the six months ended June 30, 2025, there was one modification granted on a loan to a borrower experiencing financial difficulty which carried a post modification recorded investment of $107,000. The loan modification granted during the six months ended June 30, 2025 was a payment modification that allowed a period of interest-only payments of eleven months.

The outstanding recorded investment of loans to borrowers experiencing financial difficulty was $5,300,000 at June 30, 2026 and $12,661,000 at December 31, 2025. At June 30, 2026, there were unfunded commitments of $1,751,000 related to modified loans to borrowers experiencing financial difficulty, compared to December 31, 2025 when there were no unfunded commitments on modified loans to borrowers experiencing financial difficulty. At June 30, 2026, there were two modifications of loans to borrowers experiencing financial difficulty carrying a combined outstanding recorded investment of $409,000 that were not in compliance with the terms of their restructure, compared to December 31, 2025, when there were two modifications of loans to borrowers experiencing financial difficulty carrying a combined outstanding recorded investment of $439,000 that were not in compliance with the terms of their restructure.

The following tables present the outstanding recorded investment and number of modifications of loans to borrowers experiencing financial difficulty at June 30, 2026 and December 31, 2025.

(Dollars in thousands)
	June 30, 2026
Modifications of Loans to Borrowers Experiencing Financial Difficulty:			Recorded Investment
	Number of	Recorded	% of Loan
	Contracts	Investment	Segment
Real Estate:
Non-Accrual	—	$—	0.00%
Accruing	5	5,001	0.59%
Subtotal - Real Estate:	5	5,001	0.59%

Commercial and Industrial:
Non-Accrual	—	$—	0.00%
Accruing	1	299	0.44%
Subtotal - Commercial and Industrial:	1	299	0.44%

Total	6	$5,300	0.56%

(Dollars in thousands)
	December 31, 2025
Modifications of Loans to Borrowers Experiencing Financial Difficulty:			Recorded Investment
	Number of	Recorded	% of Loan
	Contracts	Investment	Segment
Real Estate:
Non-Accrual	1	$9,703	1.14%
Accruing	4	2,951	0.35%
Subtotal - Real Estate:	5	12,654	1.48%

Commercial and Industrial:
Non-Accrual	—	$—	0.00%
Accruing	1	7	0.01%
Subtotal - Commercial and Industrial:	1	7	0.01%

Total	6	$12,661	1.34%

Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding June 30, 2026, five loans experienced payment defaults during the six months ended June 30, 2026. One loan carrying a balance of $299,000 experienced a payment default during the three months ended June 30, 2026 but was paid current as of June 30, 2026, one loan carrying a balance of $110,000 experienced a payment default during the six months ended June 30, 2026 and remained in past due status as of June 30, 2026, one loan carrying a balance of $330,000 experienced a payment default during the six months ended June 30, 2026 but was paid current as of June 30, 2026, one loan carrying a balance of $9,437,000 experienced a payment default during both the three and six months ended June 30, 2026 and remained in past due status as of June 30, 2026, and one loan that was subsequently paid off prior to June 30, 2026 had experienced a payment default during the six months ended June 30, 2026. Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding June 30, 2025, three loans experienced payment defaults during the six months ended June 30, 2025. One loan carrying a balance of $120,000 experienced a payment default during the three and six months ended June 30, 2025 and remained in past due status as of June 30, 2025. A loan carrying a balance of $421,000 experienced a payment default during the three and six months ended June 30, 2025 and remained in past due status as of June 30, 2025. One loan carrying a balance of $107,000 experienced a payment default during the three months ended June 30, 2025 and remained in past due status as of June 30, 2025.

The following table presents information regarding modifications of loans to borrowers experiencing financial difficulty that were completed during the three and six months ended June 30, 2026 and 2025.

(Dollars in thousands)	For the Three Months Ended June 30, 2026
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	3	$3,143	$3,143	$4,361
Commercial and Industrial	1	300	300	299
Total	4	$3,443	$3,443	$4,660

(Dollars in thousands)	For the Six Months Ended June 30, 2026
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	5	$3,783	$3,783	$5,001

Commercial and Industrial	1	$300	$300	$299
Total	6	$4,083	$4,083	$5,300

(Dollars in thousands)	For the Three Months Ended June 30, 2025
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	1	$107	$107	$107
Total	1	$107	$107	$107

(Dollars in thousands)	For the Six Months Ended June 30, 2025
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	1	$107	$107	$107
Total	1	$107	$107	$107

The following table provides detail regarding the types of loan modifications made for borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30, 2026
	Rate	Term	Payment		Number
	Modification	Modification	Modification	Other	Modified
Real Estate	—	—	2	1	3
Commercial and Industrial	—	1	—	—	1
Total	—	1	2	1	4

The loan classified as an “Other” modification that was completed during the three months ended June 30, 2026 contained components of both a term and payment modification, extending the interest-only draw period on the loan for an additional six months and extending the maturity of the loan for an additional six months.

	For the Six Months Ended June 30, 2026
	Rate	Term	Payment		Number
	Modification	Modification	Modification	Other	Modified
Real Estate	—	—	3	2	5
Commercial and Industrial	—	1	—	—	1
Total	—	1	3	2	6

Both loans classified as “Other” modifications that were completed during the six months ended June 30, 2026 contained components of both a term and payment modification, one modification allowing a period of interest-only payments of four months and extending the maturity of the loan by four months and one modification extending the interest-only draw period on the loan for an additional six months and extending the maturity of the loan for an additional six months.

	For the Three Months Ended June 30, 2025
	Rate	Term	Payment		Number
	Modification	Modification	Modification	Other	Modified
Real Estate	—	—	1	—	1
Total	—	—	1	—	1

	For the Six Months Ended June 30, 2025
	Rate	Term	Payment		Number
	Modification	Modification	Modification	Other	Modified
Real Estate	—	—	1	—	1
Total	—	—	1	—	1

The recorded investment, unpaid principal balance, and the related allowance of the Company’s non-accrual loans are summarized below at June 30, 2026 and December 31, 2025:

(Dollars in thousands)	June 30, 2026
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$9,437	$9,925	$19,362	$9,437	$13,914	$23,351	$707
Commercial & Industrial	—	—	—	—	—	—	—
Total	$9,437	$9,925	$19,362	$9,437	$13,914	$23,351	$707

(Dollars in thousands)	December 31, 2025
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$9,703	$7,060	$16,763	$9,703	$11,049	$20,752	$973
Commercial & Industrial	—	10	10	—	25	25	—
Total	$9,703	$7,070	$16,773	$9,703	$11,074	$20,777	$973

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The following table presents the Company’s individually evaluated, collateral-dependent loans by segment as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)
June 30, 2026
Loan Segment/Collateral Type	Real Estate	Other
Real Estate:
1-4 Family Real Estate	$2,044	$—
Multifamily Real Estate	2,419	—
Non-owner Occupied, Non-Farm, Non-Residential Real Estate	3,961	—
Owner Occupied, Non-Farm, Non-Residential Real Estate	10,938	—
Subtotal - Real Estate:	19,362	—

Agricultural:
Stock	$—	$279
Subtotal - Agricultural:	—	279

Total	$19,362	$279

(Dollars in thousands)
December 31, 2025
Loan Segment/Collateral Type	Real Estate	Other
Real Estate:
1-4 Family Real Estate	$328	$—
Multifamily Real Estate	1,603	—
Non-owner Occupied, Non-Farm, Non-Residential Real Estate	3,884	—
Owner Occupied, Non-Farm, Non-Residential Real Estate	10,948	—
Subtotal - Real Estate:	16,763	—

Commercial and Industrial:
Commercial Motor Vehicle	$—	$10
Subtotal - Commercial and Industrial:	—	10

Agricultural:
Stock	$—	$279
Subtotal - Agricultural:	—	279

Total	$16,763	$289

At June 30, 2026 and December 31, 2025, there were no commitments to lend additional funds with respect to individually evaluated loans.

Total non-performing assets (which includes loans held for investment on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of June 30, 2026 and December 31, 2025 were as follows:

(Dollars in thousands)	June 30,	December 31,
	2026	2025
Real Estate	$19,362	$16,763
Agricultural	—	—
Commercial and Industrial	—	10
Consumer	—	—
State and Political Subdivisions	—	—
Total non-accrual loans	19,362	16,773
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	761	146
Total non-performing assets	$20,123	$16,919

There were no foreclosed assets held for resale at June 30, 2026 or December 31, 2025. Consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained amounted to $0 at June 30, 2026 and December 31, 2025. When applicable, consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained are not included in foreclosed asset balances.

The following tables present the classes of the loan portfolio, including individually evaluated loans, summarized by past-due status at June 30, 2026 and December 31, 2025.

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
June 30, 2026:
Real Estate	$1,562	$10,742	$9,358	$21,662	$823,556	$845,218	$725
Agricultural	—	—	—	—	1,241	1,241	—
Commercial and Industrial	67	298	36	401	67,624	68,025	36
Consumer	9	3	—	12	4,607	4,619	—
State and Political Subdivisions	—	—	—	—	29,320	29,320	—
Total	$1,638	$11,043	$9,394	$22,075	$926,348	$948,423	$761

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2025:
Real Estate	$3,193	$2,246	$6,684	$12,123	$841,545	$853,668	$146
Agricultural	—	—	—	—	984	984	—
Commercial and Industrial	333	24	10	367	66,557	66,924	—
Consumer	126	—	—	126	4,827	4,953	—
State and Political Subdivisions	—	—	—	—	20,132	20,132	—
Total	$3,652	$2,270	$6,694	$12,616	$934,045	$946,661	$146

NOTE 5 — DEPOSITS

Major classifications of deposits at June 30, 2026 and December 31, 2025 consisted of:

(Dollars in thousands)	June 30,	December 31,
	2026	2025
Non-interest bearing demand	$230,888	$206,823
Interest bearing demand	245,534	239,851
Savings	209,036	186,775
Time certificates of deposits less than $250,000	415,292	427,508
Time certificates of deposits $250,000 or greater	77,717	75,395
Other time	1,443	1,085
Total deposits	$1,179,910	$1,137,437

The following table represents scheduled maturities of the Company’s time deposits, that are greater than or equal to $250,000, by time remaining until maturity as of June 30, 2026.

(Dollars in thousands)	June 30, 2026
3 months or less	$35,800
3 - 6 months	30,683
6 - 12 months	10,697
Greater than 12 months	537
Total time deposits equal to or greater than $250,000	$77,717

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Short-term borrowings and weighted–average interest rates at June 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	June 30, 2026		December 31, 2025
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—%	$—	5.49%
Securities sold under agreements to repurchase	35,604	3.47%	36,845	3.84%
Federal Discount Window	—	3.65%	—	4.50%
Federal Home Loan Bank of Pittsburgh	100,000	3.99%	100,000	4.64%
Total	$135,604	3.85%	$136,845	4.45%

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

The following table presents the repurchase agreements subject to enforceable master netting arrangements as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross	Net Amounts
		Amounts	of Liabilities
	Gross	Offset in the	Presented
	Amounts of	Consolidated	in the		Cash
	Recognized	Balance	Consolidated	Financial	Collateral	Net
	Liabilities	Sheet	Balance Sheet	Instruments	Pledge	Amount
June 30, 2026
Repurchase agreements (a)	$35,604	$—	$35,604	$(35,604)	$—	$—

December 31, 2025
Repurchase agreements (a)	$36,845	$—	$36,845	$(36,845)	$—	$—
(a)	As of June 30, 2026 and December 31, 2025, the fair value of securities pledged in connection with repurchase agreements was $41,823,000 and $44,220,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2026:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
June 30, 2026:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$35,604	$—	$—	$—	$35,604
Total	$35,604	$—	$—	$—	$35,604

Long-Term Borrowings and Letters of Credit

Long-term borrowings are comprised of advances from the FHLB. The Company’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, the FHLB may declare all indebtedness of the Company immediately due. In addition, the FHLB shall not be required to fund advances under any outstanding commitments. As of June 30, 2026 and December 31, 2025, the Company had $106,000,000 in long-term borrowings outstanding with the FHLB.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Company’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Company’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Company to pledge collateral in the amount necessary to secure these funds. There were no irrevocable standby letters of credit which could be drawn on through the FHLB’s close of business on June 30, 2026 or December 31, 2025. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Bank. Principal qualifying assets are certain real estate mortgages and investment securities. As of June 30, 2026, loans of $745,056,000 were pledged to the FHLB which resulted in a FHLB maximum borrowing capacity of $518,920,000. As of June 30, 2026, no securities were pledged as collateral to the FHLB to secure FHLB loans and letters of credit.

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

The Company currently leases two branch banking facilities and one parcel of land under operating leases. At June 30, 2026, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,304,000 and $1,847,000, respectively. At December 31, 2025, right-of-use assets and lease liabilities stood at $1,326,000 and $1,862,000, respectively, in the consolidated balance sheets.

The Company recognized total operating lease costs for the six months ended June 30, 2026 and 2025 of $106,000 and $97,000, respectively. Operating lease costs are included in occupancy, net in the accompanying statements of income. Cash payments totaled $98,000 and $89,000, respectively, for the six months ended June 30, 2026 and 2025.

The Company currently has one finance lease for equipment. At June 30, 2026, right-of-use assets and lease liabilities were recorded related to the finance lease totaling $44,000 and $29,000, respectively. At December 31, 2025, right-of-use assets and lease liabilities were recorded related to the finance lease totaling $29,000 and $33,000. Amounts recognized as right-of-use assets and lease liabilities related to finance leases are included in premises and equipment, net and other liabilities, respectively, in the accompanying consolidated balance sheets.

Total finance lease costs that were recognized by the Company for the six months ended June 30, 2026 and 2025 were immaterial. Cash payments totaled $4,000 and $2,000 for the six months ended June 30, 2026 and 2025, respectively.

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

The following table displays the weighted-average term and discount rates for operating and finance leases outstanding as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025
	Operating	Operating	Finance	Finance
Weighted-average term (years)	17.90	18.17	3.75	4.25
Weighted-average discount rate	4.16%	4.16%	4.31%	4.31%

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating or finance lease liability is as follows:

(Dollars in thousands)
	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025
Minimum Lease Payments due:	Operating	Operating	Finance	Finance
Within one year	$164	$175	$8	$8
After one but within two years	156	154	9	9
After two but within three years	157	157	8	8
After three but within four years	158	157	7	9
After four but within five years	157	157	—	2
After five years	1,924	2,003	—	—
Total undiscounted cash flows	2,716	2,803	32	36
Discount on cash flows	(869)	(941)	(3)	(3)
Total lease liability	$1,847	$1,862	$29	$33

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

Net Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the net fair value of the Company’s derivative financial instruments as well as the classification on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

(Dollars in thousands)	June 30, 2026
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$715
Total		$—		$715

(Dollars in thousands)	December 31, 2025
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$3,859
Total		$—		$3,859

The following table presents the derivative liabilities subject to an enforceable master netting arrangement as of June 30, 2026 and December 31, 2025:

		Gross	Net Amounts	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross	Amounts	of Liabilities
(Dollars in thousands)	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2026
Derivatives	$715	$—	$715	$—	$(715)	$—

December 31, 2025
Derivatives	$3,859	$—	$3,859	$—	$(3,859)	$—

The following table presents the remaining contractual maturity of the master netting arrangements as of June 30, 2026:

	Remaining Contractual Maturity of the Agreements
				Greater
(Dollars in thousands)	Up to	1 to 3	3 to 5	than
	1 Year	Years	Years	5 Years	Total
June 30, 2026:
Derivative Assets	$—	$339	$—	$129	$468
Derivative Liabilities	—	(1,183)	—	—	(1,183)
Total net derivatives	$—	$(844)	$—	$129	$(715)

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rates. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of June 30, 2026, the Company had a total of four interest rate swaps with a combined notional amount of $94,320,000 hedging fixed-rate available-for-sale debt securities and one interest rate swap with a notional amount of $75,000,000 hedging fixed-rate loans. As of December 31, 2025, the Company had a total of four interest rate swaps with a combined notional amount of $96,646,000 hedging fixed-rate debt securities available-for-sale and one interest rate swap with a notional amount of $75,000,000 hedging fixed rate loans.

As of June 30, 2026 and December 31, 2025, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges:

(Dollars in thousands)	June 30,	December 31,
	2026	2025
Carrying amount of hedged assets:	Closed Portfolio Amount	Closed Portfolio Amount
Fixed Rate Loans	$111,308	$120,157
Available-for-sale - Municipals	50,174	50,335
Available-for-sale - MBS	73,173	76,830
Total	$234,655	$247,322

Interest rate swaps notional amount	$169,320	$171,646

(Dollars in thousands)	June 30,	December 31,
	2026	2025
Cumulative amount of fair value hedging adjustment included in the carrying amount of assets:
Fixed Rate Loans	$325	$(347)
Available-for-sale - Municipals	297	993
Available-for-sale - MBS	(33)	940
Total	$589	$1,586

The amount of (loss) gain, net of fair value re-measurements, included in interest income on the Company’s consolidated statements of income for derivative instruments designated as fair value hedges was $(207,000) for the six months ended June 30, 2026 and $347,000 for the same period in 2025.

Cash Flow Hedges of Interest Rate Risk

The Company uses derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of June 30, 2026 and December 31, 2025, the Company had a total of two interest rate swaps with a combined notional amount of $100,000,000 hedging specific short-term wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. During the next twelve months, it is estimated that an additional $410,000 will be reclassified as interest expense.

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

The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the year-to-date periods ended June 30, 2026 and 2025:

(Dollars in thousands)	June 30,
	2026	2025
Amount of loss recognized in accumulated other comprehensive loss	$(533)	$(1,781)
Amount of (loss) gain reclassified from accumulated other comprehensive loss to interest expense	(348)	1

Interest rate swaps notional amount	$100,000	$100,000

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of June 30, 2026 and December 31, 2025, the Company’s derivatives were in a net liability position resulting in the Company having collateral in the amount of $6,570,000 posted with the counterparty at June 30, 2026 and December 31, 2025.

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at June 30, 2026 and December 31, 2025 were as follows:

(Dollars in thousands)
	June 30, 2026	December 31, 2025
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$126,481	$120,554
Financial standby letters of credit	$2,320	$2,411
Performance standby letters of credit	$3,247	$3,825

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

Financial Instruments with Concentrations of Credit Risk

The Company originates primarily commercial and residential real estate loans to customers predominately in the Company’s primary, Pennsylvania market area. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At June 30, 2026, the Company had $845,218,000 in loans secured by real estate, which represented 89.1% of total loans, compared to December 31, 2025 when the Company had $853,668,000 in loans secured by real estate, which represented 90.2% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of June 30, 2026 and December 31, 2025, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At June 30, 2026 and December 31, 2025, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

June 30, 2026

ASSETS	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,548	$—	$—	$7,548
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	—	167,557	—	167,557
Other	—	2,467	—	2,467
Other mortgage backed debt securities	—	31,980	—	31,980
Obligations of state and political subdivisions	—	72,656	—	72,656
Asset-backed securities	—	57,358	—	57,358
Corporate debt securities	—	29,518	—	29,518
Total debt securities available-for-sale	$7,548	$361,536	$—	$369,084

Marketable equity securities	$2,358	$—	$—	$2,358

LIABILITIES	Level 1	Level 2	Level 3	Total
Derivatives	$—	$(715)	$—	$(715)

(Dollars in thousands)

December 31, 2025

ASSETS	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,536	$—	$—	$7,536
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	—	176,251	—	176,251
Other	—	3,294	—	3,294
Other mortgage backed debt securities	—	36,431	—	36,431
Obligations of state and political subdivisions	—	74,925	—	74,925
Asset-backed securities	—	63,493	—	63,493
Corporate debt securities	—	32,296	—	32,296
Total debt securities available-for-sale	$7,536	$386,690	$—	$394,226

Marketable equity securities	$1,810	$—	$—	$1,810

LIABILITIES	Level 1	Level 2	Level 3	Total
Derivatives	$—	$(3,859)	$—	$(3,859)

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

Individually evaluated loans measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at June 30, 2026
Individually evaluated loans:
Real Estate	$—	$—	$12,715	$12,715
Total individually evaluated loans	$—	$—	$12,715	$12,715

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2025
Individually evaluated loans:
Real Estate	$—	$—	$12,776	$12,776
Commercial and Industrial			10	10
Total individually evaluated loans	$—	$—	$12,786	$12,786

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

There were no foreclosed assets held for resale measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements

June 30, 2026	Estimate	Valuation Technique	Unobservable Input	Discount Range	Weighted Average Discount
Individually evaluated loans - collateral dependent	$12,715	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(5%) – (36%)	(13%)

December 31, 2025
Individually evaluated loans - collateral dependent	$12,786	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(0%) – (48%)	(18%)

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

Fair Value of Financial Instruments

(Dollars in thousands)	Carrying	Fair Value Measurements at June 30, 2026
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,004	$9,004	$—	$—	$9,004
Interest-bearing deposits in other banks	178,957	—	178,957	—	178,957
Restricted investment in bank stocks	8,979	—	8,979	—	8,979
Net loans	941,552	—	—	940,887	940,887
Mortgage servicing rights	177	—	—	177	177
Accrued interest receivable	4,664	—	4,664	—	4,664

FINANCIAL LIABILITIES:
Demand, savings and other deposits	685,458	—	685,458	—	685,458
Time deposits	494,452	—	492,590	—	492,590
Short-term borrowings	135,604	—	135,990	—	135,990
Long-term borrowings	106,000	—	106,424	—	106,424
Subordinated debentures	25,000	—	21,567	—	21,567
Accrued interest payable	2,517	—	2,517	—	2,517

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2025
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,755	$8,755	$—	$—	$8,755
Interest-bearing deposits in other banks	112,494	—	112,494	—	112,494
Restricted investment in bank stocks	8,944	—	8,944	—	8,944
Net loans	939,013	—	—	945,462	945,462
Mortgage servicing rights	196	—	—	196	196
Accrued interest receivable	4,997	—	4,997	—	4,997

FINANCIAL LIABILITIES:
Demand, savings and other deposits	633,448	—	633,448	—	633,448
Time deposits	503,988	—	503,245	—	503,245
Short-term borrowings	136,845	—	137,887	—	137,887
Long-term borrowings	106,000	—	107,124	—	107,124
Subordinated debentures	25,000	—	21,706	—	21,706
Accrued interest payable	2,735	—	2,735	—	2,735

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Company and, therefore, are not included in the Company’s consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a monthly basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of June 30, 2026 and December 31, 2025, the fair value of trust assets under management was $130,315,000 and $122,111,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

NOTE 13 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At June 30, 2026 and 2025, there were no potential dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Three Months Ended
	June 30,
	2026	2025
Net income	$3,777	$2,914
Weighted-average common shares outstanding	6,297	6,219
Basic and diluted earnings per share	$0.60	$0.47

(In thousands, except earnings per share)	Six Months Ended
	June 30,
	2026	2025
Net income	$5,736	$3,967
Weighted-average common shares outstanding	6,285	6,219
Basic and diluted earnings per share	$0.91	$0.64

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2026 compared to quarter ended June 30, 2025

First Keystone Corporation realized earnings for the three months ended June 30, 2026 of $3,777,000, an increase of $863,000 from the second quarter of 2025. The increase in net income for the three months ended June 30, 2026 was primarily due to increased interest on excess cash balances held at the Federal Reserve.

On a per share basis, for the three months ended June 30, 2026, net income was $0.60 compared to earnings of $0.47 per share for the same three month period of 2025. Quarterly regular cash dividends amounted to $0.28 per share for the three months ended June 30, 2026 and 2025.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest and loan fee income less interest expense. In the three months ended June 30, 2026, interest income amounted to $19,976,000, an increase of $1,092,000 or 5.8% from the three months ended June 30, 2025, while interest expense amounted to $9,660,000 in the three months ended June 30, 2026, an increase of $281,000 or 3.0% from the three months ended June 30, 2025. As a result, net interest income increased $811,000 or 8.5% to $10,316,000 from $9,505,000 for the same period in 2025.

The Company’s net interest margin for the three months ended June 30, 2026 was 2.77% compared to 2.78% for the same period in 2025. The decrease in net interest margin was primarily a result of increased interest on deposits and subordinated debt.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the three months ended June 30, 2026, carried a recovery balance of $299,000, compared to a recovery balance of $237,000 for the three months ended June 30, 2025. The decrease in the provision for credit losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. Charge-off and recovery activity in the allowance for credit losses resulted in net recoveries of $40,000 and net charge-offs of $69,000 for the three months ended June 30, 2026 and 2025, respectively. The net recoveries realized for the three months ended June 30, 2026 mainly resulted from a recovery of $31,000 on a residential mortgage and a recovery of $25,000 on a loan to a manufacturer of hemp-based biodegradable plastic food containers. See Allowance for Credit Losses on page 53 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $2,145,000 for the three months ended June 30, 2026, as compared to $1,798,000 for the same period in 2025, an increase of $347,000, or 19.3%.

Net securities gains increased $269,000 to a net gain of $374,000 for the three months ended June 30, 2026 as compared to net gains of $105,000 for the three months ended June 30, 2025. The increase in net securities gains was the result of an increase in the mark-to-market adjustment on held equity securities during the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025.

Trust department income increased $15,000 or 5.4% to $295,000 for the three months ended June 30, 2026 as compared to the same period in 2025. Service charges and fees income decreased $2,000 or 0.4% for the three months ended June 30, 2026 as compared to the same period in 2025. Cash surrender value of life insurance increased $19,000 or 12.3% to $174,000 for the three months ended June 30, 2026. Gains on sales of mortgage loans decreased $5,000 or 27.8% for the three months ended June 30, 2026. There were no gains from life insurance proceeds realized during the three months ended June 30, 2026, compared to gains from life insurance proceeds of $20,000 that were recognized during the three months ended June 30, 2025 in relation to a death benefit. Other non-interest income increased $48,000 or 57.1% to $132,000 for the three months ended June 30, 2026. The increase was mainly the result of a recovery of funds related to a prior defalcation loss.

NON-INTEREST EXPENSE

Total non-interest expense was $8,438,000 for the three months ended June 30, 2026, as compared to $8,261,000 for the three months ended June 30, 2025.

Salaries and employee benefits amounted to $4,228,000 or 50.1% of total non-interest expense for the three months ended June 30, 2026, as compared to $4,303,000 or 52.1% of total non-interest expense for the three months ended June 30, 2025. The decrease was mainly the result of lower health care costs during the quarter ended June 30, 2026 as compared to the same period of 2025.

Net occupancy, furniture and equipment, and computer expense amounted to $1,286,000 for the three months ended June 30, 2026, an increase of $97,000 or 8.2% which was mainly due to an increase in expense related to various new software systems that were implemented throughout 2025 and the first half of 2026. Expenses related to professional services increased $67,000 or 17.9% to $441,000 as of the quarter ended June 30, 2026 compared to the same quarter of 2025. The increase was due to normal annual increases in accounting audit expenses and legal fees related to the Company’s subordinated debt holdings during the second quarter of 2026. Pennsylvania shares tax expense amounted to $272,000 for the three months ended June 30, 2026, an increase of $5,000 or 1.9% as compared to the three months ended June 30, 2025.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense amounted to $320,000 for the three months ended June 30, 2026, an increase of $16,000 or 5.3% as compared to the same period in 2025. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $347,000 for the three months ended June 30, 2026, an increase of $41,000 or 13.4% as compared to the three months ended June 30, 2025. The increase was mainly due to increased electronic funds transfer fees in the second quarter of 2026. Data processing expenses amounted to $422,000 for the three months ended June 30, 2026 as compared to $385,000 for the same period of 2025, an increase of $37,000 or 9.6% mainly due to increases in internet banking and core service fees.

Advertising expense amounted to $100,000 in the second quarter of 2026, a decrease of $38,000 or 27.5% as compared to the three months ended June 30, 2025 as the Company utilized less newspaper and digital advertising during the second quarter of 2026.

Other non-interest expense amounted to $1,022,000 for the three months ended June 30, 2026, an increase of $27,000 or 2.7% as compared to the three months ended June 30, 2025.

INCOME TAXES

Income tax expense amounted to $545,000 for the three months ended June 30, 2026, as compared to income tax expense of $365,000 for the three months ended June 30, 2025, an increase of $180,000. The effective total income tax rate was 12.6% for the three months ended June 30, 2026 as compared to 11.1% for the three months ended June 30, 2025. The increase in the effective tax rate was mainly due to higher overall operating income, with minimal change to tax-exempt income. The Company recognized $210,000 of tax credits from low-income housing partnerships during both the three months ended June 30, 2026 and 2025.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

First Keystone Corporation realized earnings for the six months ended June 30, 2026 of $5,736,000, an increase of $1,769,000 from the same period in 2025. The increase in net income for the six months ended June 30, 2026 was primarily due to increased interest on excess cash balances held at the Federal Reserve and an increase in interest and fees on loans during the six months ended June 30, 2026, offset with an increase in interest on deposits during the same period.

On a per share basis, net income was $0.91 for the six months ended June 30, 2026 compared to $0.64 for the same period in 2025. Cash dividends amounted to $0.56 per share for the six months ended June 30, 2026 and 2025.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest and loan fee income less interest expense. For the six months ended June 30, 2026, interest income amounted to $39,218,000, an increase of $2,124,000 or 5.7% from the six months ended June 30, 2025, while interest expense amounted to $19,771,000 in the six months ended June 30, 2026 an increase of $952,000 or 5.1% from the six months ended June 30, 2025. As a result, net interest income increased $1,172,000 or 6.4% to $19,447,000 from $18,275,000 for the same period in 2025. The increase was primarily due to growth in interest bearing deposits in other banks during the six months ended June 30, 2026, offset by increased interest on deposits and subordinated debt and decreases in the balance of taxable securities due to run-off of principal and interest without replacement.

The Company’s net interest margin for the six months ended June 30, 2026 was 2.63% compared to 2.68% for same period in 2025. The decrease in net interest margin was primarily a result of increases in interest on deposits and subordinated debt and a decrease in income related to taxable securities.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the six months ended June 30, 2026, carried a recovery balance of 689,000, compared to a provision balance of $514,000 for the six months ended June 30, 2025. The decrease in the provision for credit losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. Charge-off and recovery activity in the allowance for credit losses resulted in net recoveries of $56,000 and net charge-offs of $424,000 for the six months ended June 30, 2026 and 2025, respectively. The increased balance of net charge offs for the six months ended June 30, 2025 was mainly the result of charge-offs completed on two loans during the first six months of 2025. Charge-offs of $162,000 were completed on a loan to a trucking transportation business and a charge off of $245,000 was completed on a loan to a manufacturer of hemp-based biodegradable plastic food containers. See Allowance for Credit Losses on page 53 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $3,958,000 for the six months ended June 30, 2026, as compared to $3,557,000 for the same period in 2025, an increase of $401,000, or 11.3%.

Trust department income was $581,000 for the six months ended June 30, 2026 an increase of $40,000 or 7.4% as compared to the same period in 2025. Service charges and fee income decreased $7,000 or 0.6% for the six months ended June 30, 2026. Cash surrender value of life insurance increased $24,000 or 7.5% to $344,000 for the six months ended June 30, 2026, as compared to $320,000 for the six months ended June 30, 2025.

ATM fees and debit card income increased $24,000 or 2.1% to $1,143,000 for the six months ended June 30, 2026. Gains on sales of mortgage loans increased $21,000 or 55.3% due to more loans sold and at a higher average gain on individual loans sold in the first six months of 2026 as compared to the same period in 2025.

Net securities gains increased $529,000 to a net gain of $548,000 for the six months ended June 30, 2026 as compared to net gains of $19,000 for the six months ended June 30, 2025. The increase in net securities gains was the result of an increase in the mark-to-market adjustment on held equity securities during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Other non-interest income amounted to $184,000 for the six months ended June 30, 2026, an increase of $25,000 or 15.7% as compared to the same period of 2025. The increase was mainly the result of a recovery of funds related to a prior defalcation loss.

NON-INTEREST EXPENSE

Total non-interest expense was $17,611,000 for the six months ended June 30, 2026, as compared to $16,910,000 for the six months ended June 30, 2025. Non-interest expense increased $701,000 or 4.1%.

Salaries and employee benefits amounted to $9,195,000 or 52.2% of total non-interest expense for the six months ended June 30, 2026, as compared to $8,933,000 or 52.8% for the six months ended June 30, 2025. The increase was mainly the result of normal employee merit increases during the first half of 2026.

Net occupancy, furniture and equipment, and computer expense amounted to $2,697,000 for the six months ended June 30, 2026, an increase of $293,000 or 12.2%. The increase was mainly due to an increase in expense related to various new software systems that were implemented throughout 2025 and the first half of 2026. Expenses related to professional services increased $152,000 or 20.2% to $904,000 for the six months ended June 30, 2026. The increase was due to normal annual increases in accounting audit expenses and legal fees related to the Company’s subordinated debt holdings during the first half of 2026. Pennsylvania shares tax expense amounted to $543,000 for the six months ended June 30, 2026, an increase of $55,000 or 11.3% as compared to the six months ended June 30, 2025.

FDIC insurance expense increased $30,000 or 4.9% for the six months ended June 30, 2026. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $609,000 for the six months ended June 30, 2026, an increase of $56,000 or 10.1% as compared to the six months ended June 30, 2025. This increase was a result of higher electronic funds transfer expenses for the six months ended June 30, 2026, as compared to the same period in 2025. Data processing expenses amounted to $813,000 for the six months ended June 30, 2026, an increase of $71,000 or 9.6% as compared to the six months ended June 30, 2025. The increase was mainly the result of increased internet banking and core service fees.

Advertising expense decreased $61,000 or 25.1% during the six months ended June 30, 2026. This decrease was mainly the result of the Company utilizing less newspaper and digital advertising during the first half of 2026 as compared to the first half of 2025.

Other non-interest expense amounted to $2,025,000 for the six months ended June 30, 2026, a decrease of $157,000 or 7.2% as compared to the six months ended June 30, 2025. The decrease was mainly the result of $307,000 in expense related to a fraud write-off that was recognized during the first half of 2025.

INCOME TAXES

Income tax expense amounted to $747,000 for the six months ended June 30, 2026, as compared to income tax expense of $441,000 for the six months ended June 30, 2025, an increase of $306,000. The effective total income tax rate was 11.5% for the six months ended June 30, 2026 as compared to 10.0% for the six months ended June 30, 2025. The increase in the effective tax rate was mainly due to higher overall operating income with minimal change to tax-exempt income. The Company recognized $420,000 of tax credits from low-income housing partnerships during both the six months ended June 30, 2026 and 2025.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $1,574,315,000 as of June 30, 2026, an increase of $43,338,000 from year-end 2025. Total assets as of December 31, 2025 amounted to $1,530,977,000.

Total cash and cash equivalents increased by $66,712,000 to $187,961,000 as of June 30, 2026 from $121,249,000 as of December 31, 2025. The increase was mainly the result of an increase of $66,463,000 in interest-bearing deposits in other banks due to an increase in excess cash balances held at the Federal Reserve resulting from increased deposits and cashflows from investment portfolio runoff that was not reinvested.

Total debt securities available-for-sale decreased $25,142,000 or 6.4% to $369,084,000 as of June 30, 2026 from $394,226,000 at December 31, 2025 mainly due to $28,933,000 in maturities, paydowns, and calls completed during the six months ended June 30, 2026, offset by $4,000,000 in securities purchased during the same period.

Total net loans increased $2,359,000 or 0.3% to $941,552,000 as of June 30, 2026 from $939,013,000 as of December 31, 2025. Real estate loans, the largest segment of the Company’s loan portfolio, decreased by $8,450,000 during the six months ended June 30, 2026, commercial and industrial loans, the second largest segment of the Company’s loan portfolio, increased by $1,101,000 during the six months ended June 30, 2026, and loans to state and political subdivisions, the third largest segment of the Company’s loan portfolio increased by $9,188,000 during the six months ended June 30, 2026. The allowance for credit losses also decreased by $633,000 during the six months ended June 30, 2026.

Total deposits increased $42,473,000 or 3.7% to $1,179,910,000 from $1,137,437,000 as of December 31, 2025, mainly due to an increase of $24,065,000 in the balance of non-interest bearing deposits due to an increase of $18,368,000 in the balance of non-interest checking accounts. Interest-bearing deposits also increased by $18,408,000 during the six months ended June 30, 2026 due to an increase of $20,402,000 in the balance of retail CDs and an increase of $27,943,000 in the balance of other interest-bearing deposit accounts, offset by a decrease of $29,938,000 in the balance of brokered CDs during the same period.

The Company continues to maintain and manage its asset growth. The Company’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings decreased during the six months ended June 30, 2026 by $1,241,000 to $241,604,000 from $242,845,000 as of December 31, 2025. The decrease in borrowings was the result of a decrease of $1,241,000 the balance of repurchase agreements.

Total stockholders’ equity amounted to $118,456,000 at June 30, 2026, an increase of $5,396,000 or 4.8% from December 31, 2025 mainly due to an improvement of $2,249,000 in accumulated other comprehensive loss and an increase of $2,217,000 in retained earnings.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Company as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Company maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 95.7% at June 30, 2026 and 95.0% at June 30, 2025. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

The Company’s primary earning asset, the loans held for investment portfolio, increased to $948,848,000 as of June 30, 2026, up $1,563,000 or 0.2% since year-end 2025. The loan portfolio continues to be well diversified and asset quality has remained consistent. Total non-performing assets were $20,123,000 as of June 30, 2026, a increase of $3,204,000 or 18.94% from $16,919,000 reported in non-performing assets as of December 31, 2025. Total allowance for credit losses to total non-performing assets was 43.63% as of June 30, 2026 and 55.63% at December 31, 2025. See the Non-Performing Assets section on page 56 for more information.

In addition to loans, another primary earning asset is our overall securities portfolio, which decreased in size from December 31, 2025 to June 30, 2026 mainly due to normal runoff in the securities portfolio which was not reinvested. Debt securities available-for-sale amounted to $369,084,000 as of June 30, 2026, a decrease of $25,142,000 from year-end 2025. The decrease in debt securities available-for-sale is mainly due to $28,933,000 in maturities, paydowns, and calls completed during the six months ended June 30, 2026, offset by $4,000,000 in securities purchased during the same period.

Interest-bearing deposits in other banks increased $66,463,000 as of June 30, 2026, to $178,957,000 from $112,494,000 at year-end 2025 mainly due to an increase in excess cash balances held at the Federal Reserve as a result of increased deposit balances and excess cashflows from activity in the debt securities available-for-sale portfolio which were not reinvested during the six months ended June 30, 2026.

LOANS

Total loans increased to $948,423,000 as of June 30, 2026 as compared to $946,661,000 as of December 31, 2025. The table on page 21 provides data relating to the composition of the Company’s loan portfolio on the dates indicated. Total loans increased by $1,762,000 or 0.2%.

The Real Estate portfolio decreased $8,450,000 or 1.0% from $853,668,000 at December 31, 2025 to $845,218,000 at June 30, 2026. The decrease in the Real Estate portfolio for the six months ended June 30, 2026 was mainly the result of $76,134,000 in new loan originations and an increase in utilization of existing real estate lines of credit of $21,500,000, offset by loan payoffs of $62,477,000 along with regular principal payments (which have significantly increased for the Company’s Real Estate portfolio for the six months ended June 30, 2026 as compared to prior periods) and other typical fluctuations in the Real Estate portfolio. The Agricultural portfolio increased $257,000 or 26.1% from $984,000 at December 31, 2025 to $1,241,000 at June 30, 2026. The increase in the Agricultural portfolio for the six months ended June 30, 2026 was mainly the result of an increase of $119,000 in utilization of existing agricultural lines of credit, along with three loans carrying an aggregate balance of $254,000 which were reclassed from the Real Estate portfolio to the Agricultural portfolio during the first two quarters of 2026, offset by regular principal payments and other typical fluctuations in the Agricultural portfolio. The Commercial and Industrial portfolio increased $1,101,000 or 1.7% from $66,924,000 at December 31, 2025 to $68,025,000 at June 30, 2026. The increase was attributable to $5,463,000 in new loan originations and an increase of $1,377,000 in utilization of existing commercial and industrial lines of credit, offset by loan payoffs of $1,779,000 and regular principal payments and other typical amortization in the Commercial and Industrial portfolio. The Consumer portfolio decreased $334,000 or 6.7% from $4,953,000 at December 31, 2025 to $4,619,000 at June 30, 2026. The decrease is mainly attributable to loan payoffs of $785,000 and a decrease in utilization of consumer lines of credit of $95,000, along with regular principal payments and other typical amortization in the Consumer portfolio, offset by new loan originations of $1,268,000. The State and Political Subdivisions portfolio increased $9,188,000 or 45.6% from $20,132,000 at December 31, 2025 to $29,320,000 at June 30, 2026. The increase was attributable to $8,900,000 in new loan originations and an increase in utilization of existing state and political subdivision lines of credit of $485,000, offset by regular principal payments on state and political subdivisions loans completed during the six months ended June 30, 2026.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $906,086,000 or 95.5% of gross loans are graded Pass; $16,666,000 or 1.8% are graded Special Mention; $25,671,000 or 2.7% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Credit Losses for risk grading tables. Overall, non-pass grades increased $13,546,000 to $42,337,000 at June 30, 2026, as compared to $28,791,000 at December 31, 2025. Real Estate non-pass grades increased $3,727,000 to $32,185,000 as of June 30, 2026 as compared to $28,458,000 as of December 31, 2025. Commercial and Industrial non-pass grades increased $9,818,000 to $10,128,000 as of June 30, 2026 as compared to $310,000 as of December 31, 2025. The increase in Commercial and Industrial non-pass grades during the six months ended June 30, 2026 was mainly the result of the downgrade of one loan relationship to Special Mention status which carried an aggregate balance of $9,755,000, related to a plastic injection molding company. Consumer non-pass grades increased $1,000 to $24,000 as of June 30, 2026 as compared to $23,000 as of December 31, 2025. There were no Agricultural or State and Political Subdivision non-pass grades at June 30, 2026 or December 31, 2025.

The Company continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	June 30,	December 31,
	2026	2025
Real Estate	$845,218	$853,668
Agricultural	1,241	984
Commercial and Industrial	68,025	66,924
Consumer	4,619	4,953
State and Political Subdivisions	29,320	20,132
Total Loans	$948,423	$946,661

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses constitutes the amount available to absorb losses within the loan portfolio. As of June 30, 2026 the allowance for credit losses was $8,779,000 as compared to $9,412,000 as of December 31, 2025. The allowance for credit losses is established through a provision for credit losses charged to expenses. Loans are charged against the allowance for possible credit losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for credit losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, that might be incurred in the future. On a quarterly basis, management evaluates the qualitative factors utilized in the calculation of the Company’s allowance for credit losses and various adjustments are made to these factors as deemed necessary at the time of evaluation. The following table summarizes the qualitative factor adjustments made during the first and second quarters of 2026.

Quarter Ended March 31, 2026:
Loan Segment	Qualitative Factor	Basis Point Increase (Decrease)
Loans to finance construction, land development, and other land loans	Delinquency Trends	(4)
Loans secured by first liens	Delinquency Trends	4
Loans secured by junior liens	Delinquency Trends	8
Loans secured by multifamily properties	Delinquency Trends	4
Loans to finance agricultural production and other loans to farmers	Delinquency Trends	28
Other consumer loans	Delinquency Trends	(4)
Loans secured by owner occupied, non-farm, non-residential properties	Volume Trends	(4)
Loans to finance agricultural production and other loans to farmers	Volume Trends	(4)

Quarter Ended June 30, 2026:
Loan Segment	Qualitative Factor	Basis Point Increase (Decrease)
Loans to finance construction, land development, and other land loans	Delinquency Trends	4
Loans to finance agricultural production and other loans to farmers	Delinquency Trends	(20)
Other revolving credit plans	Delinquency Trends	4
Loans secured by owner occupied, non-farm, non-residential properties	Volume Trends	4
Loans secured by other non-farm, non-residential properties	Volume Trends	(4)
Commercial and industrial loans	Volume Trends	(4)

Total past due loans increased by $9,459,000 during the six months ended June 30, 2026 from $12,616,000 at December 31, 2025 to $22,075,000 at June 30, 2026. The increase in past due loans during the six months ended June 30, 2026 was mainly attributable to one non-accrual loan carrying a balance of $9,437,000 that was past due as of June 30, 2026. The loan was individually evaluated for impairment due to its non-accrual status and had a specific allocation of $707,000 recorded under the allowance for credit losses as of June 30, 2026. The loan was on non-accrual status as of December 31, 2025 but was paid current at that time. As of December 31, 2025, the loan was individually evaluated for impairment and carried a specific allocation of $973,000. The reduction of $266,000 in the specific allocation (and subsequently the allowance for credit losses overall) was due to payments made on the loan, bringing the loan balance closer to the appraised value of the underlying collateral.

Non-performing assets increased by $3,204,000 during the six months ended June 30, 2026 from $16,919,000 at December 31, 2025 to $20,123,000 at June 30, 2026. The increase in non-performing assets for the six month period was mainly the result of an increase of $2,599,000 in the balance of non-accrual loans which increased from $16,763,000 at December 31, 2025 to $19,362,000 at June 30, 2026 mainly due to the addition of a loan relationship containing five loans to a real estate investor carrying an aggregate balance of $2,044,000. None of the loans moved to non-accrual status during the six months ended June 30, 2026 were determined to require a specific allocation as a result of the individual evaluation analysis performed.

Despite increases in the balances of past due loans, non-performing assets, and non-accruals during the six months ended June 30, 2026, the overall balance of the allowance for credit losses decreased during the six month period mainly as a result of the following factors: (1) a decrease in the calculated historical loss rate for loans secured by multifamily residential properties which reduced the allowance for credit losses by $199,000, (2) a decrease in the calculated historical loss rate for loans secured by other non-farm, non-residential properties which reduced the allowance for credit losses by $174,000 and (3) a reduction of $266,000 in the specific allocation on an individually evaluated loan due to payments made on the loan, bringing the loan balance closer to the appraised value of the underlying collateral.

The Analysis of Allowance for Credit Losses table contains an analysis of the allowance for credit losses indicating charge-offs and recoveries for the six months ended June 30, 2026 and 2025. Net recoveries as a percentage of average loans was (0.01)% for the six months ended June 30, 2026, compared to net charge-offs of 0.04% for the six months ended June 30, 2025. Net recoveries amounted to $56,000 for the six months ended June 30, 2026 and net charge-offs amounted to $424,000 for the six months ended June 30, 2025. The increased balance of net charge offs for the six months ended June 30, 2025 was mainly the result of charge-offs completed on two loans during the first six months of 2025. Charge-offs of $162,000 were completed on a loan to a trucking transportation business and a charge off of $245,000 was completed on a loan to a manufacturer of hemp-based biodegradable plastic food containers.

For the six months ended June 30, 2026, the provision for credit losses carried a recovery balance of $689,000, compared to the six months ended June 30, 2025, when the provision for credit losses was $514,000. The provision, net of charge-offs and recoveries, resulted in the quarter end allowance for credit losses of $8,779,000, of which 93.46% was attributed to the Real Estate component, 0.03% attributed to the Agricultural component, 4.82% attributed to the Commercial and Industrial component, 0.88% attributed to the Consumer component, and 0.81% attributed to the State and Political Subdivisions component (refer to the activity in Note 4 – Loans and Allowance for Credit Losses on page 13).

Analysis of Allowance for Credit Losses

(Dollars in thousands)
	June 30,	June 30,
As of and for the six months ended:	2026	2025
Beginning Balance	$9,412	$7,672

Charge-offs:
Real Estate	—	17
Agricultural	—	—
Commercial and Industrial	7	406
Consumer	44	18
State and Political Subdivisions	—	—
	51	441
Recoveries:
Real Estate	74	—
Agricultural	—	—
Commercial and Industrial	33	16
Consumer	—	1
State and Political Subdivisions	—	—
	107	17

Net (recoveries) charge-offs	(56)	424
(Recovery of) provision expense charged to operations	(689)	514
Balance at end of period	$8,779	$7,762

Ratio of net (recoveries) charge-offs during the period to average loans outstanding during the period	(0.01)%	0.04%
Allowance for credit losses to average loans outstanding during the period	0.93%	0.81%

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

With the Bank’s manageable level of net charge-offs and recoveries along with the additions to the reserve from the provision out of operations, the allowance for credit losses as a percentage of year-to-date average loans amounted to 0.93% and 0.81% at June 30, 2026 and 2025, respectively.

NON-PERFORMING ASSETS

The table on page 60 details the Company’s non-performing assets and individually evaluated loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $20,123,000 as of June 30, 2026, as compared to $16,919,000 as of December 31, 2025. The economic growth for the second quarter of 2026 has remained stagnant compared to year-end 2025. Consumer spending is slowing as inflation remains high and has increased due to the current war with Iran. At 3.5% as of June 2026, the inflation rate has increased from 3.3% as of March 2026 and 2.7% as of December 2025, all above the Federal Reserve Board’s desired rate of 2.0%. Inflation had been on the rise in 2025 due in large part to the imposition and threat of tariffs. Inflation soared during the first quarter 2026 due to the war with Iran creating much instability in the energy market, causing fuel prices to skyrocket. Fuel prices were on the rise again during the second quarter of 2026 following the breakdown of the cease fire agreement between the US and Iran. Additionally, mass layoffs from the federal government increased unemployment levels. Layoffs from large corporations from the public sector have also continued through the first six months of 2026. Many economists and influential thinkers still believe that the economy is moving forward despite certain forecasts and predictors. The concern of a recession is still being discussed in relation to various countries. This has the Federal Reserve looking very cautiously at their next move. This will depend heavily on which direction inflation and unemployment levels are trending. The new Federal Reserve Chairman will have a very difficult landscape to navigate. The war between Ukraine and Russia continues to deeply pierce the landscape of the world as well. The conflict with Israel and Palestine has quieted, as has the conflict with the US and Venezuela and the contemplated conflict with the US and Cuba. However, there is still much debate and concern regarding how these conflicts may fare in the coming months. The continuing dispute over whether to continue US support of Ukraine and Israel in ongoing war efforts has been a strain on the economy. Values of new and used homes and automobiles have remained high. Although, there would seem to be a dynamic shift in the automobile industry where inventories are increasing and sales are slowing which may lead to a reduced profit margin. Higher interest rates have added to the curtailed borrowing. Consumer savings is dwindling and credit balances are growing. Supply chains are back up and running efficiently in many areas. Labor continues to be costly and unpredictable. These forces have had a direct effect on the Company’s non-performing assets. The Company is closely monitoring all segments of its loan portfolio because of the current uncertain economic environment. Non-accrual loans totaled $19,362,000 as of June 30, 2026, as compared to $16,773,000 as of December 31, 2025. There were no foreclosed assets held for resale as of June 30, 2026 and December 31, 2025. There were three loans past-due 90 days or more and still accruing interest at June 30, 2026 which carried an aggregate balance of $761,000, compared to December 31, 2025 when there was one loan past-due 90 days or more and still accruing interest which carried a balance of $146,000. Of the loans past-due 90 days or more and still accruing interest as of June 30, 2026, two loans were secured by commercial real estate and one loan was secured by commercial business assets. All loans past-due 90 days or more and still accruing interest as of June 30, 2026 were well secured and in the process of collection.

Non-performing assets to total loans was 2.12% at June 30, 2026 and 1.79% at December 31, 2025. Non-performing assets to total assets was 1.28% at June 30, 2026, compared to 1.11% at December 31, 2025. The allowance for credit losses to total non-performing assets was 43.63% as of June 30, 2026 as compared to 55.63% as of December 31, 2025. Additional detail can be found on page 60 in the Non-Performing Assets and Individually Evaluated Loans table and page 30 in the Non-Performing Assets table. Asset quality is a priority and the Company retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts and engages an annual external loan review.

Performing substandard loans, which have not been designated for individual evaluation to determine expected credit losses, have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not designated for individual evaluation amounted to $6,309,000 at June 30, 2026 and $7,668,000 at December 31, 2025.

Individually evaluated loans were $19,641,000 at June 30, 2026 compared to $17,052,000 at December 31, 2025. The largest individually evaluated loan relationship at June 30, 2026 consisted of a non-performing loan to a borrower engaged in the hotel operations business. The loan is secured by commercial real estate and carried a balance of $9,437,000 and a specific allocation of $707,000 as of June 30, 2026. The second largest individually evaluated loan relationship at June 30, 2026 consisted of a non-performing loan granted to a real estate developer for the purpose of renovating the property into luxury residential rentals. The loan is secured by commercial real estate and carried a balance of $2,382,000 as of June 30, 2026, net of $2,000,000 that had been charged off to date. The third largest individually evaluated loan relationship at June 30, 2026 consisted of five non-performing loans to a real estate investor which are all secured by commercial real estate. At June 30, 2026, the loans carried an aggregate balance of $2,044,000.

The Company determines the need for individual evaluation of loans based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $19,641,000 in individually evaluated loans at June 30, 2026, none were located outside of the Company’s primary market area.

During the six months ended June 30, 2026, there were six modifications granted on loans to borrowers experiencing financial difficulty which carried a combined post modification recorded investment of $4,083,000. The loan modifications granted during the six months ended June 30, 2026 consisted of one payment modification that allowed a full payment deferral for a period of six months, one payment modification that allowed a period of interest-only payments of six months, one payment modification that extended the interest-only draw period on the loan for an additional six months, one term modification that converted the loan from a time note to a term loan, one modification that extended the interest-only draw period on the loan for an additional six months and extended the maturity of the loan for an additional six months, and one modification that allowed a period of interest-only payments of four months and extended the maturity of the loan by an additional four months. During the six months ended June 30, 2025, there was one modification granted on a loan to a borrower experiencing financial difficulty which carried a post modification recorded investment of $107,000. The loan modification granted during the six months ended June 30, 2025 was a payment modification that allowed a period of interest-only payments of eleven months.

The outstanding recorded investment of loans to borrowers experiencing financial difficulty was $5,300,000 at June 30, 2026 and $12,661,000 at December 31, 2025. At June 30, 2026, there were unfunded commitments of $1,751,000 related to modified loans to borrowers experiencing financial difficulty, compared to December 31, 2025 when there were no unfunded commitments on modified loans to borrowers experiencing financial difficulty. At June 30, 2026, there were two modifications of loans to borrowers experiencing financial difficulty carrying a combined outstanding recorded investment of $409,000 that were not in compliance with the terms of their restructure, compared to December 31, 2025, when there were two modifications of loans to borrowers experiencing financial difficulty carrying a combined outstanding recorded investment of $439,000 that were not in compliance with the terms of their restructure.

As of June 30, 2026, there were unfunded commitments of $1,751,000 related to modified loans to borrowers experiencing financial difficulty, compared to December 31, 2025 when there were no unfunded commitments on modified loans to borrowers experiencing financial difficulty. At June 30, 2026, there were two modifications of loans to borrowers experiencing financial difficulty carrying a combined post modification balance of $411,000 that were not in compliance with the terms of their restructure, compared to December 31, 2025 when there were two modifications of loans to borrowers experiencing financial difficulty carrying a combined post modification balance of $436,000 that were not in compliance with the terms of their restructure.

Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding June 30, 2026, five loans experienced payment defaults during the six months ended June 30, 2026. One loan carrying a recorded investment of $299,000 experienced a payment default during the three months ended June 30, 2026 but was paid current prior to June 30, 2026, one loan carrying a recorded investment of $110,000 experienced a payment default during the six months ended June 30, 2026 and remained in past due status as of June 30, 2026, one loan carrying a recorded investment of $330,000 experienced a payment default during the six months ended June 30, 2026 but was paid current as of June 30, 2026, one loan carrying a recorded investment of $9,437,000 experienced a payment default during both the three and six months ended June 30, 2026 and remained in past due status as of June 30, 2026, and one loan that was subsequently paid off prior to June 30, 2026 had experienced a payment default during the six months ended June 30, 2026. Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding June 30, 2025, three loans experienced payment defaults during the six months ended June 30, 2025. One loan carrying a recorded investment of $120,000 experienced a payment default during the six months ended June 30, 2025 and remained in past due status as of June 30, 2025. A loan carrying a recorded investment of $421,000 experienced a payment default during the three and six months ended June 30, 2025 and remained in past due status as of June 30, 2025. One loan carrying a recorded investment of $107,000 experienced a payment default during the three months ended June 30, 2025 and remained in past due status as of June 30, 2025.

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

The economic climate remains unstable. The most recent conflict with Iran has heightened in intensity and has created much havoc with various countries’ economic outlooks. The war between Ukraine and Russia continues into its fifth year with little hope of a long-term resolution. Inflationary pressures remain elevated and have seen substantial increases in 2026 as compared to 2025. The increase is tied directly to energy costs, most specifically the increased oil prices worldwide caused by the war with Iran. Fiscal policies and Presidential referendums have only exacerbated the issue. This fuels much debate, speculation, and concern regarding the appropriate actions to be taken to overcome the effects of monetary policy adjustments, tariffs, federal government shutdown, and continuing large federal and corporate layoffs that have occurred. Intense political turmoil, commodity prices remaining high, gas prices fluctuating widely from week to week, small businesses closing, larger corporations cutting jobs, unprecedented weather conditions seen around the world, and the uncertainty of where the Federal Reserve may go from here in regard to rates have all exacerbated the difficulties in the national and state economy. Experts at all levels continue to ascertain the intermediate or long-term effects of such issues. The Company may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of individually evaluated loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Company’s allowance for credit losses could be required. The extent of the impact of these stressors on the Company’s operational and financial performance will depend on certain developments including reactions to inflationary controls enacted, the labor force, the longevity of the wars, the ongoing political landscape, and the looming worldwide discord, and any after-effects of these factors. These factors may not immediately impact the Company’s operational and financial performance, as the effects of these factors may lag into the future. The Company is also susceptible to the impact of economic and fiscal policy factors that may evolve in the current economic environment.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of June 30, 2026 and December 31, 2025, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Individually Evaluated Loans

(Dollars in thousands)	June 30,	December 31,
	2026	2025
Non-performing assets
Non-accrual loans	$19,362	$16,773
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	761	146
Total non-performing assets	$20,123	$16,919

Individually evaluated loans
Non-accrual loans	$19,362	$16,773
Other Individually Evaluated loans	279	279
Total individually evaluated loans	19,641	17,052
Allocated allowance for credit losses	(707)	(973)
Net investment in individually evaluated loans	$18,934	$16,079

Individually evaluated loans with a valuation allowance	$9,437	$9,703
Individually evaluated loans without a valuation allowance	10,204	7,349
Total individually evaluated loans	$19,641	$17,052

Allocated valuation allowance as a percent of individually evaluated loans	3.60%	5.71%
Individually evaluated loans to total loans	2.07%	1.80%
Non-performing assets to total loans	2.12%	1.79%
Non-performing assets to total assets	1.28%	1.11%
Allowance for credit losses to individually evaluated loans	44.70%	55.20%
Allowance for credit losses to total non-performing assets	43.63%	55.63%

Real estate mortgages comprise 89.1% of the loan portfolio as of June 30, 2026, as compared to 90.2% as of December 31, 2025. Real estate mortgages consist of both loans secured by residential and commercial real estate. The Real Estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential component of the Real Estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Company’s market area and are subject to risks associated with the local economy. The loans secured by commercial real estate typically reprice approximately every three to five years and are also concentrated in the Company’s market area. The Company’s loss exposure on its individually evaluated loans continues to be mitigated by collateral positions on these loans. The allocated allowance for credit losses associated with individually evaluated loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits increased $42,473,000 to $1,179,910,000 as of June 30, 2026 as non-interest bearing deposits increased by $24,065,000 and interest bearing deposits increased by $18,408,000 from year-end 2025. The overall increase in non-interest bearing deposits was mainly due to an increase of $18,368,000 in the balance of non-interest checking accounts. The increase in interest-bearing deposits during the six months ended June 30, 2026 was due to an increase of $20,402,000 in the balance of retail CDs and an increase of $27,943,000 in the balance of other interest-bearing deposit accounts, offset by a decrease of $29,938,000 in the balance of brokered CDs during the same period.

Total short-term and long-term borrowings decreased to $241,604,000 as of June 30, 2026, from $242,845,000 at year-end 2025, a decrease of $1,241,000 or 0.5%. The decrease in borrowings during the six months ended June 30, 2026 was attributable to a decrease of $1,241,000 in the balance of repurchase agreements.

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes carry a variable interest rate which floats based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the six months ended June 30, 2026, net income for the period, net of continued payment of dividends, increased capital by $2,217,000. Accumulated other comprehensive loss derived from net unrealized gains on debt securities available-for-sale and interest rate derivatives also impacts capital. At December 31, 2025 accumulated other comprehensive loss was $19,453,000. Accumulated other comprehensive loss stood at $17,204,000 at June 30, 2026, an improvement of $2,249,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s securities portfolio, as well as its decision to sell securities at a gain or loss. The fluctuations from net unrealized gains on debt securities available-for-sale and derivatives do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Company held 231,611 shares of common stock as treasury stock at June 30, 2026 and December 31, 2025, respectively. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of June 30, 2026 and December 31, 2025.

Total stockholders’ equity was $118,456,000 as of June 30, 2026, and $113,060,000 as of December 31, 2025.

At June 30, 2026 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of June 30, 2026 and December 31, 2025:

			Minimum Capital
	June 30,	December 31,	Adequacy with
	2026	2025	Capital Buffer
Tier 1 leverage ratio (to average assets)	9.69%	9.62%	4.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	15.34%	15.17%	7.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.34%	15.17%	8.50%
Total risk-based capital ratio	16.23%	16.12%	10.50%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of June 30, 2026, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At June 30, 2026, the Company had $518,920,000 in maximum borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings, and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $6,592,000.

The Company enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Company to repurchase the assets, the Company may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $35,604,000 at June 30, 2026.

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

Net cash flows provided by operating activities were $4,908,000 for the six months ended June 30, 2026 and $5,729,000 for the six months ended June 30, 2025. Net income amounted to $5,736,000 for the six months ended June 30, 2026, compared to $3,967,000 for the six months ended June 30, 2025. During the six months ended June 30, 2026, the provision for credit losses amounted to a credit/recovery balance of $689,000 compared to a provision balance of $514,000 for the six months ended June 30, 2025. The provision for credit losses on unfunded commitments used cash of $5,000 and $6,000 for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, net discount accretion on securities amounted to $113,000 compared to net premium amortization of $104,000 for the six months ended June 30, 2025. Deferred income taxes provided cash of $111,000 and $210,000 during the six months ended June 30, 2026 and 2025, respectively. Net gains on sales of mortgage loans amounted to $59,000 for the six months ended June 30, 2026 and $38,000 for the six months ended June 30, 2025. Originations of mortgage loans originated for sale exceeded proceeds (net of gains/losses) from sales of mortgage loans originated for sale by $290,000 for the six months ended June 30, 2026 and proceeds (net of gains/losses) from sales of mortgage loans originated for sale exceeded originations of mortgage loans originated for sale by $663,000 for the six months ended June 30, 2025. Net securities gains amounted to $548,000 for the six months ended June 30, 2026, compared to net securities gains of $19,000 for the six months ended June 30, 2025. Accrued interest receivable decreased by $333,000 for the six months ended June 30, 2026 and decreased by $39,000 for the six months ended June 30, 2025. Accrued interest payable decreased by $218,000 for the six months ended June 30, 2026 and increased by $167,000 for the six months ended June 30, 2025. Other assets increased by $188,000 for the six months ended June 30, 2026 and decreased by $516,000 during the six months ended June 30, 2025. Other liabilities increased $105,000 during the six months ended June 30, 2026, compared to a decrease of $833,000 during the six months ended June 30, 2025. A gain from bank-owned life insurance proceeds of $255,000 was recognized during the six months ended June 30, 2025, compared to the six months ended June 30, 2026 when no gains were recognized in relation to bank-owned life insurance proceeds.

Investing activities provided cash of $23,183,000 and $13,029,000 for the six months ended June 30, 2026 and 2025, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions, net against purchases) provided cash of $24,933,000 and $24,387,000 during the six months ended June 30, 2026 and 2025, respectively. Changes in restricted investment in bank stocks used cash of $35,000 for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 when changes in restricted investment in bank stocks provided cash of $40,000. Net increase in loans originated as held for investment used cash of $1,501,000 and $12,368,000 during the six months ended June 30, 2026 and 2025, respectively. Proceeds from bank-owned life insurance provided cash of $1,237,000 for the six months ended June 30, 2025, compared to the six months ended June 30, 2026 when there were no proceeds from bank-owned life insurance. Purchases of premises and equipment used cash of $214,000 and $267,000 during the six months ended June 30, 2026 and 2025, respectively.

Financing activities provided cash of $38,621,000 and $3,041,000 during the six months ended June 30, 2026 and 2025, respectively. Deposits increased by $42,473,000 and $11,398,000 during the six months ended June 30, 2026 and 2025, respectively. Short-term borrowings decreased by $1,241,000 and $4,875,000 during the six months ended June 30, 2026 and 2025, respectively. Dividends paid, net of reinvestment amounted to $2,611,000 for the six months ended June 30, 2026, compared to $3,482,000 for the six months ended June 30, 2025.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of rates on assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Company is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Company’s cumulative gap at one year indicates the Company is liability sensitive at June 30, 2026.

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

The table below presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would increase 3.84%, 7.28%, and 10.30% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 5.71%, 12.29%, and 19.58% in the 100, 200 and 300 basis point decreasing rate scenarios presented. All of the forecasts in the increasing and decreasing rate scenarios presented are within the Company’s policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current interest rate environment with federal funds trading in the 300-375 basis point range and many deposit accounts still lagging at markedly lower rates. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Company’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Company’s interest-sensitive assets are able to decline by these amounts. For the six months ended June 30, 2026 the cost of interest-bearing liabilities averaged 3.29%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 5.29%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At June 30, 2026, net present value is projected to decrease 1.93%, 5.14%, and 9.10% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. Additionally, the 100, 200 and 300 basis point immediate decreases in rates are estimated to affect net present value with decreases of 0.27%, 3.90%, and 12.84%. All scenarios presented are within the Company’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

June 30, 2026	Projected Change
Effect on Net Interest Income
1-Year Net Interest Income Simulation Projection
+300 bp Shock vs. Stable Rate	10.30%
+200 bp Shock vs. Stable Rate	7.28%
+100 bp Shock vs. Stable Rate	3.84%
Flat rate
‒100 bp Shock vs. Stable Rate	(5.71)%
‒200 bp Shock vs. Stable Rate	(12.29)%
‒300 bp Shock vs. Stable Rate	(19.58)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(9.10)%
+200 bp Shock vs. Stable Rate	(5.14)%
+100 bp Shock vs. Stable Rate	(1.93)%
Flat rate
‒100 bp Shock vs. Stable Rate	(0.27)%
‒200 bp Shock vs. Stable Rate	(3.90)%
‒300 bp Shock vs. Stable Rate	(12.84)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness identified as of December 31, 2025. As of June 30, 2026, the material weakness previously identified had not been fully remediated. Accordingly, because the Company’s disclosure controls and procedures rely in part on the effectiveness of its internal control over financial reporting, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026.

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

b)

Changes in internal control over financial reporting. Other than remediation efforts related to the material weakness described above, there were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2026	―	―	―	120,000
May 1 - May 31, 2026	―	―	―	120,000
June 1 - June 30, 2026	―	―	―	120,000
Total	―	―	―	120,000

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended June 30, 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FIRST KEYSTONE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST KEYSTONE CORPORATION
Registrant

August 6, 2026	/s/ Jack W. Jones
Jack W. Jones
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2026	/s/ Stacy L. Gordner
Stacy L. Gordner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)