Form 10-Q
period 2026-09-30
FIRST KEYSTONE CORP
filed 2026-11-12
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 6,322,401 shares as of November 10, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	September 30,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$10,217	$8,755
Interest-bearing deposits in other banks	321,907	112,494
Total cash and cash equivalents	332,124	121,249
Debt securities available-for-sale, at fair value	372,893	394,226
Marketable equity securities, at fair value	2,475	1,810
Restricted investment in bank stocks, at cost	8,979	8,944

Loans held for investment	948,557	947,285
Loans held for sale	1,474	1,140
Allowance for credit losses	(8,297)	(9,412)
Net loans	941,734	939,013
Premises and equipment, net	18,726	19,377
Operating lease right-of-use assets	1,276	1,326
Accrued interest receivable	4,786	4,997
Cash surrender value of bank owned life insurance	26,884	26,362
Investments in low-income housing partnerships	3,719	4,333
Deferred income taxes	7,585	6,463
Other assets	5,288	2,877
TOTAL ASSETS	$1,726,469	$1,530,977

LIABILITIES
Deposits:
Non-interest bearing	$266,243	$206,823
Interest bearing	1,049,550	930,614
Total deposits	1,315,793	1,137,437
Short-term borrowings	138,319	136,845
Long-term borrowings	106,000	106,000
Subordinated debentures	32,500	25,000
Operating lease liabilities	1,823	1,862
Accrued interest payable	2,721	2,735
Other liabilities	16,049	8,038
TOTAL LIABILITIES	1,613,205	1,417,917

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of September 30, 2026 and December 31, 2025; issued 0 as of September 30, 2026 and December 31, 2025	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of September 30, 2026 and December 31, 2025; issued 6,554,012 as of September 30, 2026 and 6,503,746 as of December 31, 2025; outstanding 6,322,401 as of September 30, 2026 and 6,272,135 as of December 31, 2025	13,108	13,007
Surplus	46,717	45,888
Retained earnings	83,513	79,327
Accumulated other comprehensive loss	(24,365)	(19,453)
Treasury stock, at cost, 231,611 shares as of September 30, 2026 and December 31, 2025	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	113,264	113,060
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,726,469	$1,530,977

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

INTEREST INCOME
Interest and fees on loans	$14,949	$14,615	$43,433	$42,743
Interest and dividend income on securities:
Taxable	3,693	4,069	10,917	11,816
Tax-exempt	216	238	632	712
Dividends	26	24	65	54
Dividend income on restricted investment in bank stocks	212	216	619	610
Interest on interest-bearing deposits in other banks	1,735	598	4,383	919
Total interest income	20,831	19,760	60,049	56,854
INTEREST EXPENSE
Interest on deposits	7,010	7,249	20,389	20,030
Interest on short-term borrowings	1,497	1,482	4,434	4,512
Interest on long-term borrowings	1,252	1,252	3,713	3,713
Interest on subordinated debt	502	273	1,496	820
Total interest expense	10,261	10,256	30,032	29,075
Net interest income	10,570	9,504	30,017	27,779
(Recovery of) provision for credit losses	(436)	255	(1,125)	769
Net interest income after provision for credit losses	11,006	9,249	31,142	27,010
NON-INTEREST INCOME
Trust department	279	259	860	800
Service charges and fees	855	650	1,954	1,756
Increase in cash surrender value of life insurance	178	172	522	492
ATM fees and debit card income	598	577	1,741	1,696
Net gains on sales of mortgage loans	—	59	59	97
Net securities gains	117	109	665	128
Gains from life insurance proceeds	—	—	—	255
Other	72	80	256	239
Total non-interest income	2,099	1,906	6,057	5,463
NON-INTEREST EXPENSE
Salaries and employee benefits	4,416	4,073	13,611	13,006
Occupancy, net	566	560	1,777	1,732
Furniture and equipment expense	201	218	626	621
Computer expense	554	425	1,615	1,254
Professional services	482	407	1,386	1,159
Pennsylvania shares tax	262	352	805	840
FDIC insurance, net	180	303	823	916
ATM and debit card fees	354	321	963	874
Data processing fees	383	366	1,196	1,108
Advertising	89	97	271	340
Other	1,123	880	3,148	3,062
Total non-interest expense	8,610	8,002	26,221	24,912
Income before income tax expense	4,495	3,153	10,978	7,561
Income tax expense	756	345	1,503	786
NET INCOME	$3,739	$2,808	$9,475	$6,775
PER SHARE DATA
Net income per share:
Basic	$0.59	$0.45	$1.50	$1.09
Diluted	0.59	0.45	1.50	1.09
Dividends per share	0.28	0.28	0.84	0.84

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands)	Three Months Ended
	September 30,
	2026	2025

Net income	$3,739	$2,808

Other comprehensive income:
Unrealized net holding (losses) gains on debt securities available-for-sale arising during the period, net of income taxes of $(2,073) and $1,019, respectively	(7,749)	3,832

Fair value adjustment on cash flow derivatives, net of income taxes of $(157) and $245, respectively	588	(660)

Total other comprehensive (loss) income	(7,161)	3,172

Total comprehensive (loss) income	$(3,422)	$5,980

(Dollars in thousands)	Nine Months Ended
	September 30,
	2026	2025

Net income	$9,475	$6,775

Other comprehensive income:
Unrealized net holding (losses) gains on debt securities available-for-sale arising during the period, net of income taxes of $(1,791) and $1,553, respectively	(6,687)	5,842

Fair value adjustment on cash flow derivatives, net of income taxes of $(472) and $911, respectively	1,774	(2,390)

Total other comprehensive (loss) income	(4,913)	3,452

Total comprehensive income	$4,562	$10,227

_____________________________

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares Issued	Amount	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2026	6,503,746	$13,007	$45,888	$79,327	$(19,453)	$(5,709)	$113,060
Net income				1,959			1,959
Other comprehensive income, net of taxes					450		450
Issuance of common stock under dividend reinvestment plan	24,103	48	414				462
Dividends - $0.28 per share				(1,756)			(1,756)
Balance at March 31, 2026	6,527,849	$13,055	$46,302	$79,530	$(19,003)	$(5,709)	$114,175
Net income				3,777			3,777
Other comprehensive income, net of taxes					1,799		1,799
Issuance of common stock under dividend reinvestment plan	26,163	53	415				468
Dividends - $0.28 per share				(1,763)			(1,763)
Balance at June 30, 2026	6,554,012	13,108	46,717	81,544	(17,204)	(5,709)	$118,456
Net income				3,739			3,739
Other comprehensive loss, net of taxes					(7,161)		(7,161)
Issuance of common stock under dividend reinvestment plan	—	—	—				—
Dividends - $0.28 per share				(1,770)			(1,770)
Balance at September 30, 2026	6,554,012	$13,108	$46,717	$83,513	$(24,365)	$(5,709)	$113,264

Balance at January 1, 2025	6,450,392	$12,901	$45,072	$80,148	$(25,630)	$(5,709)	$106,782
Net income				1,053			1,053
Other comprehensive income, net of taxes					390		390
Issuance of common stock under dividend reinvestment plan	—	—	—				—
Dividends - $0.28 per share				(1,741)			(1,741)
Balance at March 31, 2025	6,450,392	$12,901	$45,072	$79,460	$(25,240)	$(5,709)	$106,484
Net income				2,914			2,914
Other comprehensive loss, net of taxes					(110)		(110)
Issuance of common stock under dividend reinvestment plan	—	—	—				—
Dividends - $0.28 per share				(1,741)			(1,741)
Balance at June 30, 2025	6,450,392	12,901	45,072	80,633	(25,350)	(5,709)	$107,547
Net income				2,808			2,808
Other comprehensive income, net of taxes					3,172		3,172
Issuance of common stock under dividend reinvestment plan	27,376	54	412				466
Dividends - $0.28 per share				(1,741)			(1,741)
Balance at September 30, 2025	6,477,768	$12,955	$45,484	$81,700	$(22,178)	$(5,709)	$112,252

See accompanying notes to consolidated financial statements (unaudited).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

(Dollars in thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,475	$6,775
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) provision for credit losses on loans	(1,125)	769
Provision for (release of) credit losses on unfunded commitments	7	(12)
Depreciation and amortization	981	943
Net discount accretion on securities	(221)	(5)
Deferred income tax expense	157	252
Net gains on sales of mortgage loans	(59)	(97)
Proceeds from sales of mortgage loans originated for sale	2,585	3,792
Originations of mortgage loans originated for sale	(2,875)	(3,071)
Net securities gains	(665)	(128)
Decrease (increase) in accrued interest receivable	211	(82)
Increase in cash surrender value of bank owned life insurance	(522)	(492)
Gain from bank-owned life insurance proceeds	—	(255)
Net (gains) losses on disposals of premises and equipment	(3)	12
Decrease (Increase) in other assets	297	(94)
Amortization of investment in low-income housing partnerships	614	614
(Decrease) increase in accrued interest payable	(14)	1,023
Increase (decrease) in other liabilities	11,680	(749)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,523	9,195
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of debt securities available-for-sale	51,481	41,836
Purchases of debt securities available-for-sale	(42,598)	(51,918)
Net (increase) decrease in restricted investment in bank stocks	(35)	40
Net increase in loans originated as held for investment	(1,247)	(10,347)
Proceeds from bank-owned life insurance	—	1,237
Purchase of premises and equipment	(198)	(329)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,403	(19,481)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	178,356	146,614
Net increase (decrease) in short-term borrowings	1,474	(1,570)
Redemption of subordinated debentures	(25,000)	—
Proceeds from issuance of subordinated debentures	32,500	—
Dividends paid, net of reinvestment	(4,381)	(4,757)
NET CASH PROVIDED BY FINANCING ACTIVITIES	182,949	140,287

INCREASE IN CASH AND CASH EQUIVALENTS	210,875	130,001
CASH AND CASH EQUIVALENTS, BEGINNING	121,249	17,254
CASH AND CASH EQUIVALENTS, ENDING	$332,124	$147,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$30,046	$28,052
Income taxes paid	817	578
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Right-of-use assets obtained in exchange for lease liabilities	34	33

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2026 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

NOTE 3 — SECURITIES

Debt Securities

The Company classifies its securities as either “Held-to-Maturity” or “Available-for-Sale” at the time of purchase. Securities are accounted for on a trade date basis. Debt securities are classified as Held-to-Maturity when the Company has the ability and positive intent to hold the securities to maturity. Securities classified as Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity. At September 30, 2026 and December 31, 2025, all debt securities held were classified as available-for-sale.

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

There was no allowance for credit losses for Available-For-Sale debt securities recorded as of September 30, 2026 and December 31, 2025; therefore, it is not present in the table below. The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as Available-For-Sale, along with the cumulative basis adjustments for fair value hedges, were as follows at September 30, 2026 and December 31, 2025:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Basis	Fair
September 30, 2026:	Cost	Gains	Losses	Adjustment	Value
U.S. Treasury securities	$7,962	$—	$(428)	$—	$7,534
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	196,134	305	(15,234)	(2,066)	179,139
Other	2,151	27	(8)	—	2,170
Other mortgage backed securities	30,900	31	(1,840)	—	29,091
Obligations of state and political subdivisions	78,090	15	(12,341)	(233)	65,531
Asset-backed securities	60,298	233	(352)	—	60,179
Corporate debt securities	30,709	429	(1,889)	—	29,249
Total	$406,244	$1,040	$(32,092)	$(2,299)	$372,893

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Basis	Fair
December 31, 2025:	Cost	Gains	Losses	Adjustment	Value
U.S. Treasury securities	$7,941	$—	$(405)	$—	$7,536
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	185,140	919	(10,748)	940	176,251
Other	3,271	40	(17)	—	3,294
Other mortgage backed securities	37,572	45	(1,186)	—	36,431
Obligations of state and political subdivisions	82,919	30	(9,017)	993	74,925
Asset-backed securities	63,644	211	(362)	—	63,493
Corporate debt securities	34,418	383	(2,505)	—	32,296
Total	$414,905	$1,628	$(24,240)	$1,933	$394,226

Debt securities Available-for-Sale with an aggregate fair value of $311,299,000 at September 30, 2026 and $214,422,000 at December 31, 2025, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $278,224,000 at September 30, 2026 and $170,661,000 at December 31, 2025.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at September 30, 2026. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		September 30, 2026
		Debt Securities Available-For-Sale
(Dollars in thousands)		U.S. Government	Other	Obligations
		Agency &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Sponsored Agency	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$—	$1,500	$—	$—
Fair value	—	—	—	1,483	—	—

1 - 5 Years:
Amortized cost	7,962	8,535	—	9,625	128	5,050
Fair value	7,534	8,547	—	8,714	128	5,181

5 - 10 Years:
Amortized cost	—	675	—	29,388	2,099	17,935
Fair value	—	669	—	24,804	2,099	17,910

After 10 Years:
Amortized cost	—	189,075	30,900	37,577	58,071	7,724
Fair value	—	172,093	29,091	30,530	57,952	6,158

Total:
Amortized cost	$7,962	$198,285	$30,900	$78,090	$60,298	$30,709
Fair value	7,534	181,309	29,091	65,531	60,179	29,249
[1]	Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

At September 30, 2026 and December 31, 2025, the Company had holdings of securities from the following issuers in excess of ten percent of consolidated stockholders’ equity (excluding holdings of the U.S. Government and U.S. Government Agencies and Corporations).

(Dollars in thousands)
Fair
September 30, 2026:	Value
Issuer
Sallie Mae Bank	$21,197
Velocity Commercial Capital	15,914

(Dollars in thousands)
Fair
December 31, 2025:	Value
Issuer
Sallie Mae Bank	$23,354
Velocity Commercial Capital	19,551
Nelnet Student Loan Trust	13,169

There were no proceeds from sales of Debt Securities Available-For-Sale for the quarter ended September 30, 2026 and 2025. Therefore, there were no gains or losses realized during these periods.

The summary below shows the gross unrealized losses and fair value of the Company’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of September 30, 2026 and December 31, 2025:

September 30, 2026

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,534	$(428)	$7,534	$(428)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	81,107	(2,175)	64,507	(13,059)	145,614	(15,234)
Other	—	—	681	(8)	681	(8)
Other mortgage-backed debt securities	7,446	(132)	18,960	(1,708)	26,406	(1,840)
Obligations of state and political subdivisions	3,935	(159)	60,886	(12,182)	64,821	(12,341)
Asset-backed securities	8,922	(57)	13,637	(295)	22,559	(352)
Corporate debt securities	6,949	(51)	10,686	(1,838)	17,635	(1,889)
Total	$108,359	$(2,574)	$176,891	$(29,518)	$285,250	$(32,092)

December 31, 2025

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,536	$(405)	$7,536	$(405)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	—	—	80,318	(10,748)	80,318	(10,748)
Other	—	—	1,223	(17)	1,223	(17)
Other mortgage-backed debt securities	2,428	(42)	27,130	(1,144)	29,558	(1,186)
Obligations of state and political subdivisions	—	—	71,413	(9,017)	71,413	(9,017)
Asset-backed securities	14,527	(36)	18,971	(326)	33,498	(362)
Corporate debt securities	500	(1)	24,197	(2,504)	24,697	(2,505)
Total	$17,455	$(79)	$230,788	$(24,161)	$248,243	$(24,240)

There were 153 individual debt securities in an unrealized loss position as of September 30, 2026, with a combined decline in value representing 8.21% of the debt securities portfolio. There were 144 individual debt securities in an unrealized loss position as of December 31, 2025, with their combined decline in value representing 4.98% of the debt securities portfolio.

Available-for-sale debt securities are required to be individually evaluated for impairment in accordance with ASC 326, Financial Instruments – Credit Losses. Management evaluates debt securities for impairment where there has been a decline in fair value below the amortized cost basis of a debt security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the extent to which the fair value has been less than cost, (4) the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value, (5) credit ratings, (6) third party guarantees, and (7) collateral values. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the debt securities. All issues of U.S. Treasury and Agency-Backed debt securities have the full faith and credit backing of the United States Government or are either explicitly or implicitly supported by the United States Government and have historically experienced no credit losses. All other debt securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. As of September 30, 2026 and December 31, 2025, there were no credit losses recorded in relation to available-for-sale debt securities.

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

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Company’s consolidated balance sheet and totaled $2,109,000 as of September 30, 2026 as compared to $2,068,000 as of December 31, 2025. Accrued interest receivable on debt securities available for sale is excluded from the estimate of credit losses.

All debt securities available for sale in an unrealized loss position, as of September 30, 2026, continue to perform as scheduled and the Company does not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of the Company’s evaluation of its intent and ability to hold debt securities for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategies, cash flow needs, liquidity position, capital adequacy and interest rate risk position. The Company does not currently intend to sell the debt securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities.

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

At September 30, 2026 and December 31, 2025, the Company had $2,475,000 and $1,810,000, respectively, in equity securities recorded at fair value. The following is a summary of realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2026 and 2025:

(Dollars in thousands)	Three months ended	Three months ended
	September 30, 2026	September 30, 2025
Net gains (losses) from market value fluctuations recognized during the period on equity securities	$117	$109
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Net gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$117	$109

(Dollars in thousands)	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Net gains (losses) from market value fluctuations recognized during the period on equity securities	$665	$128
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Net gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$665	$128

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

The Company monitors the equity securities portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be impaired at September 30, 2026 or December 31, 2025.

NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

The Company’s loan portfolio is segmented into two categories: Loans Held for Sale and Loans Held for Investment, as presented in the Company’s consolidated balance sheets.

Loans held for sale consist of residential real estate loans originated for sale in the secondary market. Credit risk associated with such loans is mitigated by entering into sales commitments with third-party investors to purchase the loans upon origination. Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. The Company retains the right to service these loans after they are sold. Loans held for sale amounted to $1,474,000 and $1,140,000 at September 30, 2026 and December 31, 2025, respectively.

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

As an addition to the commercial loans held for investment portfolio, the Company may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of September 30, 2026, the Company's balance of GGLs was $3,668,000, compared to $3,902,000 at December 31, 2025.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. Off-balance sheet credit exposures primarily include undrawn portions of revolving lines of credit and standby letters of credit. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the amount of the reserve for unfunded lending commitments was $97,000 and $90,000, respectively.

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Company’s consolidated balance sheets and totaled $2,531,000 as of September 30, 2026 compared to $2,736,000 at December 31, 2025. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

The following table presents outstanding loan balances by loan class prior to allocation of net deferred fees and costs, as well as the balance of total loans held for investment after allocation of net deferred fees and costs and net loans after allocation of the allowance for credit losses as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	September 30,	December 31,
	2026	2025
Real Estate	$847,985	$853,668
Agricultural	1,214	984
Commercial and Industrial	69,550	66,924
Consumer	4,559	4,953
State and Political Subdivisions	24,902	20,132
Subtotal: Total Loans	948,210	946,661
Net Deferred Fees and Costs	347	624
Subtotal: Total Loans Held for Investment	948,557	947,285
Loans Held for Sale	1,474	1,140
Allowance for Credit Losses	(8,297)	(9,412)
Net Loans	$941,734	$939,013

The following tables present the classes of the loan portfolio summarized by risk rating and year of origination and year-to-date gross charge-offs by loan portfolio summarized by year of origination as of September 30, 2026 and December 31, 2025.

September 30, 2026:
(Dollars in thousands)

Real Estate:	2026	2025	2024	2023	2022	Prior	Total
1-6 Pass	$119,146	101,073	80,370	87,520	124,390	304,477	$816,976
7 Special Mention	111	212	92	1,134	280	4,795	6,624
8 Substandard	1,999	566	—	—	3,253	18,567	24,385
9 Doubtful	—	—	—	—	—	—	—
Total Real Estate Loans	$121,256	$101,851	$80,462	$88,654	$127,923	$327,839	$847,985

Agricultural:	2026	2025	2024	2023	2022	Prior	Total
1-6 Pass	$—	110	148	207	23	726	$1,214
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total Agricultural Loans	$—	$110	$148	$207	$23	$726	$1,214

Commercial and Industrial:	2026	2025	2024	2023	2022	Prior	Total
1-6 Pass	$10,512	12,802	4,732	5,222	3,544	21,979	$58,791
7 Special Mention	—	716	298	9,718	—	—	10,732
8 Substandard	9	—	—	—	18	—	27
9 Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$10,521	$13,518	$5,030	$14,940	$3,562	$21,979	$69,550

Consumer:	2026	2025	2024	2023	2022	Prior	Total
1-6 Pass	$1,634	861	688	376	175	796	$4,530
7 Special Mention	4	—	—	—	—	15	19
8 Substandard	—	—	—	—	—	10	10
9 Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$1,638	$861	$688	$376	$175	$821	$4,559

State and Political Subdivisions:	2026	2025	2024	2023	2022	Prior	Total
1-6 Pass	$11,634	1,758	—	1,121	—	10,389	$24,902
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total State and Political Subdivision Loans	$11,634	$1,758	$—	$1,121	$—	$10,389	$24,902

Total Loans:	2026	2025	2024	2023	2022	Prior	Total
1-6 Pass	$142,926	116,604	85,938	94,446	128,132	338,367	$906,413
7 Special Mention	115	928	390	10,852	280	4,810	17,375
8 Substandard	2,008	566	—	—	3,271	18,577	24,422
9 Doubtful	—	—	—	—	—	—	—
Total Loans	$145,049	$118,098	$86,328	$105,298	$131,683	$361,754	$948,210

	2026	2025	2024	2023	2022	Prior	Total
Gross Charge Offs:
Real Estate	$—	—	—	—	—	—	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	7	—	—	—	43	—	50
Consumer	3	11	17	11	—	16	58
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$10	$11	$17	$11	$43	$16	$108

As of December 31, 2025:
(Dollars in thousands)

Real Estate:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$105,385	98,017	100,585	143,520	105,700	272,003	$825,210
7 Special Mention	863	93	1,995	282	804	—	4,037
8 Substandard	80	—	—	3,389	1,260	19,692	24,421
9 Doubtful	—	—	—	—	—	—	—
Total Real Estate Loans	$106,328	$98,110	$102,580	$147,191	$107,764	$291,695	$853,668

Agricultural:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$24	168	151	24	—	617	$984
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total Agricultural Loans	$24	$168	$151	$24	$—	$617	$984

Commercial and Industrial:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$14,374	6,297	15,040	4,414	3,303	23,186	$66,614
7 Special Mention	—	300	—	—	—	—	300
8 Substandard	—	—	10	—	—	—	10
9 Doubtful	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$14,374	$6,597	$15,050	$4,414	$3,303	$23,186	$66,924

Consumer:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$1,593	1,310	657	337	340	693	$4,930
7 Special Mention	—	—	—	—	—	13	13
8 Substandard	—	—	—	—	—	10	10
9 Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$1,593	$1,310	$657	$337	$340	$716	$4,953

State and Political Subdivisions:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$861	—	1,139	1,374	12,528	4,230	$20,132
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Total State and Political Subdivision Loans	$861	$—	$1,139	$1,374	$12,528	$4,230	$20,132

Total Loans:	2025	2024	2023	2022	2021	Prior	Total
1-6 Pass	$122,237	$105,792	$117,572	$149,669	$121,871	$300,729	$917,870
7 Special Mention	863	393	1,995	282	804	13	4,350
8 Substandard	80	—	10	3,389	1,260	19,702	24,441
9 Doubtful	—	—	—	—	—	—	—
Total Loans	$123,180	$106,185	$119,577	$153,340	$123,935	$320,444	$946,661

	2025	2024	2023	2022	2021	Prior	Total
Gross Charge Offs:
Real Estate	$—	—	10	2,000	—	7	$2,017
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	442	500	—	—	942
Consumer	1	8	7	3	2	14	35
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$1	$8	$459	$2,503	$2	$21	$2,994

State and Political Subdivision Loans include loans categorized as tax-free in the amount of $24,902,000 at September 30, 2026 and $20,132,000 at December 31, 2025. Commercial and Industrial Loans include $3,668,000 of Government Guaranteed Loans (“GGLs”) as of September 30, 2026 and $3,902,000 of GGLs as of December 31, 2025.

The activity in the allowance for credit losses by loan class is summarized below for the three and nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025.

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the three months ended September 30, 2026:
Allowance for Credit Losses:
Beginning balance	$8,205	$3	$423	$77	$71	$8,779
Charge-offs	—	—	(43)	(14)	—	(57)
Recoveries	—	—	4	7	—	11
(Recovery of) Provision for Credit Losses	(442)	2	18	(3)	(11)	(436)
Ending Balance	$7,763	$5	$402	$67	$60	$8,297

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the nine months ended September 30, 2026:
Allowance for Credit Losses:
Beginning balance January 1, 2026	$8,836	$2	$452	$74	$48	$9,412
Charge-offs	—	—	(50)	(58)	—	(108)
Recoveries	74	—	37	7	—	118
(Recovery of) Provision for Credit Losses	(1,147)	3	(37)	44	12	(1,125)
Ending Balance	$7,763	$5	$402	$67	$60	$8,297
Ending balance: individually
evaluated for impairment	$533	$—	$—	$—	$—	$533
Ending balance: collectively
evaluated for impairment	$7,230	$5	$402	$67	$60	$7,764

Reserve for Unfunded Lending Commitments	$70	$—	$15	$—	$12	$97

Loans Held for Investment:
Ending Balance	$847,985	$1,214	$69,550	$4,559	$24,902	$948,210
Ending balance: individually
evaluated for impairment	$19,109	$279	$18	$—	$—	$19,406
Ending balance: collectively
evaluated for impairment	$828,876	$935	$69,532	$4,559	$24,902	$928,804

(Dollars in thousands)	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the three months ended September 30, 2025:
Allowance for Loan Losses:
Beginning balance	$7,293	$3	$329	$84	$53	$7,762
Charge-offs	—	—	(20)	(11)	—	(31)
Recoveries	1	—	12	1	—	14
Provision for (Recovery of) Credit Losses	229	(1)	24	8	(5)	255
Ending Balance	$7,523	$2	$345	$82	$48	$8,000

(Dollars in thousands)	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the nine months ended September 30, 2025:
Allowance for Credit Losses:
Beginning balance January 1, 2025	$7,215	$2	$313	$98	$44	$7,672
Charge-offs	(17)	—	(426)	(29)	—	(472)
Recoveries	1	—	28	2	—	31
Provision for Credit Losses	324	—	430	11	4	769
Ending Balance	$7,523	$2	$345	$82	$48	$8,000
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$7,523	$2	$345	$82	$48	$8,000

Reserve for Unfunded Lending Commitments	$63	$—	$27	$—	$—	$90

Loans Held for Investment:
Ending Balance	$866,145	$1,071	$63,988	$5,446	$20,362	$957,012
Ending balance: individually
evaluated for impairment	$4,165	$309	$—	$—	$—	$4,474
Ending balance: collectively
evaluated for impairment	$861,980	$762	$63,988	$5,446	$20,362	$952,538

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the year ended December 31, 2025:
Allowance for Credit Losses:
Beginning balance January 1, 2025	$7,215	$2	$313	$98	$44	$7,672
Charge-offs	(2,017)	—	(942)	(35)	—	(2,994)
Recoveries	1	—	29	3	—	33
Provision for Credit Losses	3,637	—	1,052	8	4	4,701
Ending Balance	$8,836	$2	$452	$74	$48	$9,412
Ending balance: individually
evaluated for impairment	$973	$—	$—	$—	$—	$973
Ending balance: collectively
evaluated for impairment	$7,863	$2	$452	$74	$48	$8,439

Reserve for Unfunded Lending Commitments	$54	$—	$24	$—	$12	$90

Loans Held for Investment:
Ending Balance	$853,668	$984	$66,924	$4,953	$20,132	$946,661
Ending balance: individually
evaluated for impairment	$16,763	$279	$10	$—	$—	$17,052
Ending balance: collectively
evaluated for impairment	$836,905	$705	$66,914	$4,953	$20,132	$929,609

The Company's activity in the allowance for credit losses on unfunded commitments for the nine months ended September 30, 2026 and 2025 was as follows:

(Dollars in thousands)
	2026	2025
Balance at January 1	$90	$102
Provision for (recovery of) credit losses on unfunded commitments	7	(12)
Balance at September 30	$97	$90

During the nine months ended September 30, 2026, there were eight modifications granted on loans to borrowers experiencing financial difficulty which carried a combined post modification recorded investment of $14,227,000. The loan modifications granted during the nine months ended September 30, 2026 consisted of one payment modification that allowed a full payment deferral for a period of six months, one payment modification that allowed a period of interest-only payments of six months, one payment modification that extended the interest-only draw period on the loan for an additional six months, one payment modification that adjusted the amortization schedule on the loan from 240 months to 360 months, one payment modification that allowed a period of interest-only payments of nine months, one term modification that converted the loan from a time note to a term loan, one modification that extended the interest-only draw period on the loan for an additional six months and extended the maturity of the loan for an additional six months, and one modification that allowed a period of interest-only payments of four months and extended the maturity of the loan by an additional four months. During the year ended December 31, 2025, there were six modifications granted on loans to borrowers experiencing financial difficulty which carried a combined post modification recorded investment of $12,671,000. The loan modifications granted during the year ended December 31, 2025 consisted of one payment modification that allowed a full payment deferral of three months, two payment modifications that allowed interest-only payments for a period of six months, one payment modification that allowed a period of interest-only payments of eleven months, one payment modification that allowed a period of interest-only payments on twelve months, and one modification that allowed taxes to be paid by the Company on behalf of the borrower and appended on to the principal amount outstanding on the loan.

The outstanding recorded investment of loans to borrowers experiencing financial difficulty was $15,608,000 at September 30, 2026 and $12,661,000 at December 31, 2025. At September 30, 2026, there were unfunded commitments of $1,390,000 related to modified loans to borrowers experiencing financial difficulty, compared to December 31, 2025 when there were no unfunded commitments on modified loans to borrowers experiencing financial difficulty. At September 30, 2026, there were two modifications of loans to borrowers experiencing financial difficulty carrying a combined outstanding recorded investment of $9,561,000 that were not in compliance with the terms of their restructure, compared to December 31, 2025, when there were two modifications of loans to borrowers experiencing financial difficulty carrying a combined outstanding recorded investment of $439,000 that were not in compliance with the terms of their restructure.

The following tables present the outstanding recorded investment and number of modifications of loans to borrowers experiencing financial difficulty at September 30, 2026 and December 31, 2025.

(Dollars in thousands)
	September 30, 2026
Modifications of Loans to Borrowers Experiencing Financial Difficulty:			Recorded Investment
	Number of	Recorded	% of Loan
	Contracts	Investment	Segment
Real Estate:
Non-Accrual	1	$9,263	1.09%
Accruing	6	6,046	0.71%
Subtotal - Real Estate:	7	15,309	1.81%

Commercial and Industrial:
Non-Accrual	—	$—	0.00%
Accruing	1	299	0.43%
Subtotal - Commercial and Industrial:	1	299	0.43%

Total	8	$15,608	1.65%

(Dollars in thousands)
	December 31, 2025
Modifications of Loans to Borrowers Experiencing Financial Difficulty:			Recorded Investment
	Number of	Recorded	% of Loan
	Contracts	Investment	Segment
Real Estate:
Non-Accrual	1	$9,703	1.14%
Accruing	4	2,951	0.35%
Subtotal - Real Estate:	5	12,654	1.48%

Commercial and Industrial:
Non-Accrual	—	$—	0.00%
Accruing	1	7	0.01%
Subtotal - Commercial and Industrial:	1	7	0.01%

Total	6	$12,661	1.34%

Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding September 30, 2026, six loans experienced payment defaults during the nine months ended September 30, 2026. One loan carrying a balance of $299,000 experienced a payment default during the three and nine months ended September 30, 2026 but was paid current as of September 30, 2026, one loan carrying a balance of $9,263,000 experienced a payment default during the three and nine months ended September 30, 2026 and remained in past due status as of September 30, 2026, one loan carrying a balance of $5,000 experienced a payment default during the three and nine months ended September 30, 2026 but was paid current as of September 30, 2026, and one loan carrying a balance of $325,000 experienced a payment default during the nine months ended September 30, 2026 but was paid current as of September 30, 2026. There were also two modifications of loans to borrowers experiencing financial difficulty completed during the twelve months preceding September 30, 2026 that experienced payment defaults during the nine months ended September 30, 2026 which were paid off prior to September 30, 2026. Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding September 30, 2025, two loans experienced payment defaults during the nine months ended September 30, 2025. One loan carrying a balance of $421,000 experienced a payment default during the three and nine months ended September 30, 2025 and remained in past due status as of September 30, 2025. One loan carrying a balance of $107,000 experienced a payment default during the three and nine months ended September 30, 2025 and remained in past due status as of September 30, 2025.

The following table presents information regarding modifications of loans to borrowers experiencing financial difficulty that were completed during the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025. There were no modifications of loans to borrowers experiencing financial difficulty completed during the three months ended September 30, 2025.

(Dollars in thousands)	For the Three Months Ended September 30, 2026
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	2	$10,144	$10,144	$10,061
Commercial and Industrial	—	—	—	—
Total	2	$10,144	$10,144	$10,061

(Dollars in thousands)	For the Nine Months Ended September 30, 2026
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	7	$13,927	$13,927	$15,309
Commercial and Industrial	1	$300	$300	$299
Total	8	$14,227	$14,227	$15,608

(Dollars in thousands)	For the Nine Months Ended September 30, 2025
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Real Estate	1	$107	$107	$107
Total	1	$107	$107	$107

The following table provides detail regarding the types of loan modifications made for borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025. There were no modifications of loans to borrowers experiencing financial difficulty completed during the three months ended September 30, 2025.

	For the Three Months Ended September 30, 2026
	Rate	Term	Payment		Number
	Modification	Modification	Modification	Other	Modified
Real Estate	—	—	2	—	2
Commercial and Industrial	—	—	—	—	—
Total	—	—	2	—	2

	For the Nine Months Ended September 30, 2026
	Rate	Term	Payment		Number
	Modification	Modification	Modification	Other	Modified
Real Estate	—	—	5	2	7
Commercial and Industrial	—	1	—	—	1
Total	—	1	5	2	8

Both loans classified as “Other” modifications that were completed during the nine months ended September 30, 2026 contained components of both a term and payment modification, one modification allowing a period of interest-only payments of four months and extending the maturity of the loan by four months and one modification extending the interest-only draw period on the loan for an additional six months and extending the maturity of the loan for an additional six months.

	For the Nine Months Ended September 30, 2025
	Rate	Term	Payment		Number
	Modification	Modification	Modification	Other	Modified
Real Estate	—	—	1	—	1
Total	—	—	1	—	1

The recorded investment, unpaid principal balance, and the related allowance of the Company’s non-accrual loans are summarized below at September 30, 2026 and December 31, 2025:

(Dollars in thousands)	September 30, 2026
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$9,752	$9,357	$19,109	$9,752	$13,347	$23,099	$533
Commercial & Industrial	—	18	18	—	61	61	—
Total	$9,752	$9,375	$19,127	$9,752	$13,408	$23,160	$533

(Dollars in thousands)	December 31, 2025
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$9,703	$7,060	$16,763	$9,703	$11,049	$20,752	$973
Commercial & Industrial	—	10	10	—	25	25	—
Total	$9,703	$7,070	$16,773	$9,703	$11,074	$20,777	$973

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The following table presents the Company’s individually evaluated, collateral-dependent loans by segment as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)
September 30, 2026
Loan Segment/Collateral Type	Real Estate	Other
Real Estate:
1-4 Family Real Estate	$2,070	$—
Multifamily Real Estate	2,412	—
Non-owner Occupied, Non-Farm, Non-Residential Real Estate	4,450	—
Owner Occupied, Non-Farm, Non-Residential Real Estate	10,177	—
Subtotal - Real Estate:	19,109	—

Agricultural:
Stock	$—	$279
Subtotal - Agricultural:	—	279

Commercial and Industrial:
Non-owner Occupied, Non-Farm, Non-Residential Real Estate	$18	$—
Subtotal - Commercial and Industrial:	18	—

Total	$19,127	$279

(Dollars in thousands)
December 31, 2025
Loan Segment/Collateral Type	Real Estate	Other
Real Estate:
1-4 Family Real Estate	$328	$—
Multifamily Real Estate	1,603	—
Non-owner Occupied, Non-Farm, Non-Residential Real Estate	3,884	—
Owner Occupied, Non-Farm, Non-Residential Real Estate	10,948	—
Subtotal - Real Estate:	16,763	—

Commercial and Industrial:
Commercial Motor Vehicle	$—	$10
Subtotal - Commercial and Industrial:	—	10

Agricultural:
Stock	$—	$279
Subtotal - Agricultural:	—	279

Total	$16,763	$289

At September 30, 2026 and December 31, 2025, there were no commitments to lend additional funds with respect to individually evaluated loans.

Total non-performing assets (which includes loans held for investment on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of September 30, 2026 and December 31, 2025 were as follows:

(Dollars in thousands)	September 30,	December 31,
	2026	2025
Real Estate	$19,109	$16,763
Agricultural	—	—
Commercial and Industrial	18	10
Consumer	—	—
State and Political Subdivisions	—	—
Total non-accrual loans	19,127	16,773
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	—	146
Total non-performing assets	$19,127	$16,919

There were no foreclosed assets held for resale at September 30, 2026 or December 31, 2025. Consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained amounted to $0 at September 30, 2026 and December 31, 2025. When applicable, consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained are not included in foreclosed asset balances.

The following tables present the classes of the loan portfolio, including individually evaluated loans, summarized by past-due status at September 30, 2026 and December 31, 2025.

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
September 30, 2026:
Real Estate	$6,240	$182	$18,148	$24,570	$823,415	$847,985	$—
Agricultural	—	125	—	125	1,089	1,214	—
Commercial and Industrial	139	40	18	197	69,353	69,550	—
Consumer	4	—	—	4	4,555	4,559	—
State and Political Subdivisions	—	—	—	—	24,902	24,902	—
Total	$6,383	$347	$18,166	$24,896	$923,314	$948,210	$—

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2025:
Real Estate	$3,193	$2,246	$6,684	$12,123	$841,545	$853,668	$146
Agricultural	—	—	—	—	984	984	—
Commercial and Industrial	333	24	10	367	66,557	66,924	—
Consumer	126	—	—	126	4,827	4,953	—
State and Political Subdivisions	—	—	—	—	20,132	20,132	—
Total	$3,652	$2,270	$6,694	$12,616	$934,045	$946,661	$146

NOTE 5 — DEPOSITS

Major classifications of deposits at September 30, 2026 and December 31, 2025 consisted of:

(Dollars in thousands)	September 30,	December 31,
	2026	2025
Non-interest bearing demand	$266,243	$206,823
Interest bearing demand	334,317	239,851
Savings	211,582	186,775
Time certificates of deposits less than $250,000	417,562	427,508
Time certificates of deposits $250,000 or greater	84,509	75,395
Other time	1,580	1,085
Total deposits	$1,315,793	$1,137,437

The following table represents scheduled maturities of the Company’s time deposits, that are greater than or equal to $250,000, by time remaining until maturity as of September 30, 2026.

(Dollars in thousands)	September 30, 2026
3 months or less	$32,843
3 - 6 months	40,284
6 - 12 months	6,290
Greater than 12 months	5,092
Total time deposits equal to or greater than $250,000	$84,509

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Short-term borrowings and weighted–average interest rates at September 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	September 30, 2026		December 31, 2025
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	4.75%	$—	5.49%
Securities sold under agreements to repurchase	38,319	3.42%	36,845	3.84%
Federal Discount Window	—	3.65%	—	4.50%
Federal Home Loan Bank of Pittsburgh	100,000	4.00%	100,000	4.64%
Total	$138,319	3.85%	$136,845	4.45%

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

The following table presents the repurchase agreements subject to enforceable master netting arrangements as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross	Net Amounts
		Amounts	of Liabilities
	Gross	Offset in the	Presented
	Amounts of	Consolidated	in the		Cash
	Recognized	Balance	Consolidated	Financial	Collateral	Net
	Liabilities	Sheet	Balance Sheet	Instruments	Pledge	Amount
September 30, 2026
Repurchase agreements (a)	$38,319	$—	$38,319	$(38,319)	$—	$—

December 31, 2025
Repurchase agreements (a)	$36,845	$—	$36,845	$(36,845)	$—	$—
(a)	As of September 30, 2026 and December 31, 2025, the fair value of securities pledged in connection with repurchase agreements was $39,698,000 and $44,220,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of September 30, 2026:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
September 30, 2026:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$38,319	$—	$—	$—	$38,319
Total	$38,319	$—	$—	$—	$38,319

Long-Term Borrowings and Letters of Credit

Long-term borrowings are comprised of advances from the FHLB. The Company’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, the FHLB may declare all indebtedness of the Company immediately due. In addition, the FHLB shall not be required to fund advances under any outstanding commitments. As of September 30, 2026 and December 31, 2025, the Company had $106,000,000 in long-term borrowings outstanding with the FHLB.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Company’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Company’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Company to pledge collateral in the amount necessary to secure these funds. There were no irrevocable standby letters of credit which could be drawn on through the FHLB’s close of business on

September 30, 2026 or December 31, 2025. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Bank. Principal qualifying assets are certain real estate mortgages and investment securities. As of September 30, 2026, loans of $760,123,000 were pledged to the FHLB which resulted in a FHLB maximum borrowing capacity of $529,042,000. As of September 30, 2026, no securities were pledged as collateral to the FHLB to secure FHLB loans and letters of credit.

NOTE 7 — SUBORDINATED DEBT

On September 30, 2026, the Corporation redeemed all of the outstanding 4.375% Fixed to Floating Rate Notes due December 31, 2030 (the “2030 Notes”), having an aggregate principal amount of $25,000,000. In connection with the redemption of the 2030 Notes, the Corporation recognized a loss on extinguishment of debt of $217,000, representing the write-off of the remaining unamortized debt issuance costs associated with the 2030 Notes. The loss is included in other non-interest expense in the accompanying consolidated statements of income.

Also on September 30, 2026, the Corporation issued $32,500,000 aggregate principal amount of Subordinated Notes due 2036 (the “2036 Notes”) to accredited investors. The 2036 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The Company utilized the net proceeds it received from the sale of the 2036 Notes to support organic growth and for general corporate purposes.

The 2036 Notes bear a fixed interest rate of 7.50% per year for the first five years and then float based on a benchmark rate (as defined). Interest is payable semi-annually in arrears on March 31 and September 30 of each year, which will begin on March 31, 2027, for the first five years after issuance and will be payable quarterly in arrears thereafter on March 31, June 30, September 30 and December 31. The 2036 Notes will mature on September 30, 2036 and are redeemable in whole or in part, without premium or penalty, at any interest payment date on or after September 30, 2031 and prior to September 30, 2036. Additionally, if all or any portion of the 2036 Notes cease to be deemed Tier 2 capital, the Corporation may redeem, in whole and not in part, at any time upon giving not less than ten days’ notice, an amount equal to one hundred percent (100%) of the principal amount outstanding plus accrued but unpaid interest to but excluding the date fixed for redemption.

Holders of the 2036 Notes may not accelerate the maturity of the 2036 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar law of the Corporation or the Bank.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position or results of operations of the Company.

The Company currently leases two branch banking facilities and one parcel of land under operating leases. At September 30, 2026, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,276,000 and $1,823,000, respectively. At December 31, 2025, right-of-use assets and lease liabilities stood at $1,326,000 and $1,862,000, respectively, in the consolidated balance sheets.

The Company recognized total operating lease costs for the nine months ended September 30, 2026 and 2025 of $158,000 and $151,000, respectively. Operating lease costs are included in occupancy, net in the accompanying statements of income. Cash payments totaled $147,000 and $139,000, respectively, for the nine months ended September 30, 2026 and 2025.

The Company currently has one finance lease for equipment. At September 30, 2026, right-of-use assets and lease liabilities were recorded related to the finance lease totaling $44,000 and $27,000, respectively. At December 31,

2025, right-of-use assets and lease liabilities were recorded related to the finance lease totaling $29,000 and $33,000. Amounts recognized as right-of-use assets and lease liabilities related to finance leases are included in premises and equipment, net and other liabilities, respectively, in the accompanying consolidated balance sheets.

Total finance lease costs that were recognized by the Company for the nine months ended September 30, 2026 and 2025 were immaterial. Cash payments totaled $6,000 and $5,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table displays the weighted-average term and discount rates for operating and finance leases outstanding as of September 30, 2026 and December 31, 2025.

	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025
	Operating	Operating	Finance	Finance
Weighted-average term (years)	17.77	18.17	3.50	4.25
Weighted-average discount rate	4.15%	4.16%	4.31%	4.31%

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating or finance lease liability is as follows:

(Dollars in thousands)
	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025
Minimum Lease Payments due:	Operating	Operating	Finance	Finance
Within one year	$159	$175	$8	$8
After one but within two years	157	154	9	9
After two but within three years	157	157	8	8
After three but within four years	157	157	5	9
After four but within five years	157	157	—	2
After five years	1,885	2,003	—	—
Total undiscounted cash flows	2,672	2,803	30	36
Discount on cash flows	(849)	(941)	(3)	(3)
Total lease liability	$1,823	$1,862	$27	$33

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

Net Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the net fair value of the Company’s derivative financial instruments as well as the classification on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

(Dollars in thousands)	September 30, 2026
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$2,591	Other Liabilities	$—
Total		$2,591		$—

(Dollars in thousands)	December 31, 2025
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$3,859
Total		$—		$3,859

The following tables present the derivative assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2026 and December 31, 2025:

		Gross	Net Amounts	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross	Amounts	of Assets
(Dollars in thousands)	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount
September 30, 2026
Derivatives	$2,591	$—	$2,591	$—	$—	$2,591

December 31, 2025
Derivatives	$—	$—	$—	$—	$—	$—

		Gross	Net Amounts	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross	Amounts	of Liabilities
(Dollars in thousands)	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2026
Derivatives	$—	$—	$—	$—	$—	$—

December 31, 2025
Derivatives	$3,859	$—	$3,859	$—	$(3,859)	$—

The following table presents the remaining contractual maturity of the master netting arrangements as of September 30, 2026:

	Remaining Contractual Maturity of the Agreements
				Greater
(Dollars in thousands)	Up to	1 to 3	3 to 5	than
	1 Year	Years	Years	5 Years	Total
September 30, 2026:
Derivative Assets	$23	$1,112	$—	$1,978	$3,113
Derivative Liabilities	—	(522)	—	—	(522)
Total net derivatives	$23	$590	$—	$1,978	$2,591

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rates. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of September 30, 2026, the Company had a total of four interest rate swaps with a combined notional amount of $93,204,000 hedging fixed-rate available-for-sale debt securities and one interest rate swap with a notional amount of $75,000,000 hedging fixed-rate loans. As of December 31, 2025, the Company had a total of four interest rate swaps with a combined notional amount of $96,646,000 hedging fixed-rate debt securities available-for-sale and one interest rate swap with a notional amount of $75,000,000 hedging fixed rate loans.

As of September 30, 2026 and December 31, 2025, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges:

(Dollars in thousands)	September 30,	December 31,
	2026	2025
Carrying amount of hedged assets:	Closed Portfolio Amount	Closed Portfolio Amount
Fixed Rate Loans	$108,087	$120,157
Available-for-sale - Municipals	50,093	50,335
Available-for-sale - MBS	71,092	76,830
Total	$229,272	$247,322

Interest rate swaps notional amount	$168,204	$171,646

(Dollars in thousands)	September 30,	December 31,
	2026	2025
Cumulative amount of fair value hedging adjustment included in the carrying amount of assets:
Fixed Rate Loans	$(522)	$(347)
Available-for-sale - Municipals	(233)	993
Available-for-sale - MBS	(2,066)	940
Total	$(2,821)	$1,586

The amount of (loss) gain, net of fair value re-measurements, included in interest income on the Company’s consolidated statements of income for derivative instruments designated as fair value hedges was $(288,000) for the nine months ended September 30, 2026 and $585,000 for the same period in 2025.

Cash Flow Hedges of Interest Rate Risk

The Company uses derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of September 30, 2026 and December 31, 2025, the Company had a total of two interest rate swaps with a combined notional amount of $100,000,000 hedging specific short-term wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. During the next twelve months, it is estimated that an additional $58,000 will be reclassified as a decrease to interest expense.

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

The table below presents the pre-tax effects of the Company’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the year-to-date periods ended September 30, 2026 and 2025:

(Dollars in thousands)	September 30,
	2026	2025
Amount of (loss) gain recognized in accumulated other comprehensive loss	$(213)	$2,154
Amount of (loss) gain reclassified from accumulated other comprehensive loss to interest expense	(521)	1

Interest rate swaps notional amount	$100,000	$100,000

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Company also has agreements with its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the Company could be required to terminate its derivative positions with the counterparty. As of September 30, 2026 and December 31, 2025, the Company pledged collateral in the amount of $6,570,000 posted with the counterparty to offset any derivative exposure that may arise from daily market value fluctuations.

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at September 30, 2026 and December 31, 2025 were as follows:

(Dollars in thousands)
	September 30, 2026	December 31, 2025
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$130,457	$120,554
Financial standby letters of credit	$2,310	$2,411
Performance standby letters of credit	$3,463	$3,825

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

Financial Instruments with Concentrations of Credit Risk

The Company originates primarily commercial and residential real estate loans to customers predominately in the Company’s primary, Pennsylvania market area. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At September 30, 2026, the Company had $847,985,000 in loans secured by real estate, which represented 89.4% of total loans, compared to December 31, 2025 when the Company had $853,668,000 in loans secured by real estate, which represented 90.2% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of September 30, 2026 and December 31, 2025, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At September 30, 2026 and December 31, 2025, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

September 30, 2026

ASSETS	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,534	$—	$—	$7,534
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	—	179,139	—	179,139
Other	—	2,170	—	2,170
Other mortgage backed debt securities	—	29,091	—	29,091
Obligations of state and political subdivisions	—	65,531	—	65,531
Asset-backed securities	—	60,179	—	60,179
Corporate debt securities	—	29,249	—	29,249
Total debt securities available-for-sale	$7,534	$365,359	$—	$372,893

Marketable equity securities	$2,475	$—	$—	$2,475

Derivatives	$—	$2,591	$—	$2,591

(Dollars in thousands)

December 31, 2025

ASSETS	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,536	$—	$—	$7,536
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	—	176,251	—	176,251
Other	—	3,294	—	3,294
Other mortgage backed debt securities	—	36,431	—	36,431
Obligations of state and political subdivisions	—	74,925	—	74,925
Asset-backed securities	—	63,493	—	63,493
Corporate debt securities	—	32,296	—	32,296
Total debt securities available-for-sale	$7,536	$386,690	$—	$394,226

Marketable equity securities	$1,810	$—	$—	$1,810

LIABILITIES	Level 1	Level 2	Level 3	Total
Derivatives	$—	$(3,859)	$—	$(3,859)

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

Individually evaluated loans measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025 are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at September 30, 2026
Individually evaluated loans:
Real Estate	$—	$—	$13,203	$13,203
Commercial and Industrial			18	18
Total individually evaluated loans	$—	$—	$13,221	$13,221

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2025
Individually evaluated loans:
Real Estate	$—	$—	$12,776	$12,776
Commercial and Industrial			10	10
Total individually evaluated loans	$—	$—	$12,786	$12,786

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

There were no foreclosed assets held for resale measured at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements

September 30, 2026	Estimate	Valuation Technique	Unobservable Input	Discount Range	Weighted Average Discount
Individually evaluated loans - collateral dependent	$13,221	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(5%) – (36%)	(13%)

December 31, 2025
Individually evaluated loans - collateral dependent	$12,786	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(0%) – (48%)	(18%)

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

Fair Value of Financial Instruments

(Dollars in thousands)	Carrying	Fair Value Measurements at September 30, 2026
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$10,217	$10,217	$—	$—	$10,217
Interest-bearing deposits in other banks	321,907	—	321,907	—	321,907
Restricted investment in bank stocks	8,979	—	8,979	—	8,979
Net loans	941,734	—	—	923,018	923,018
Mortgage servicing rights	161	—	—	161	161
Accrued interest receivable	4,786	—	4,786	—	4,786

FINANCIAL LIABILITIES:
Demand, savings and other deposits	812,142	—	812,142	—	812,142
Time deposits	503,651	—	500,299	—	500,299
Short-term borrowings	138,319	—	138,282	—	138,282
Long-term borrowings	106,000	—	105,989	—	105,989
Subordinated debentures	32,500	—	32,477	—	32,477
Accrued interest payable	2,721	—	2,721	—	2,721

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2025
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,755	$8,755	$—	$—	$8,755
Interest-bearing deposits in other banks	112,494	—	112,494	—	112,494
Restricted investment in bank stocks	8,944	—	8,944	—	8,944
Net loans	939,013	—	—	945,462	945,462
Mortgage servicing rights	196	—	—	196	196
Accrued interest receivable	4,997	—	4,997	—	4,997

FINANCIAL LIABILITIES:
Demand, savings and other deposits	633,448	—	633,448	—	633,448
Time deposits	503,988	—	503,245	—	503,245
Short-term borrowings	136,845	—	137,887	—	137,887
Long-term borrowings	106,000	—	107,124	—	107,124
Subordinated debentures	25,000	—	21,706	—	21,706
Accrued interest payable	2,735	—	2,735	—	2,735

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Company and, therefore, are not included in the Company’s consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a monthly basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of September 30, 2026 and December 31, 2025, the fair value of trust assets under management was $128,405,000 and $122,111,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

NOTE 13 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At September 30, 2026 and 2025, there were no potential dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Three Months Ended
	September 30,
	2026	2025
Net income	$3,739	$2,808
Weighted-average common shares outstanding	6,322	6,219
Basic and diluted earnings per share	$0.59	$0.45

(In thousands, except earnings per share)	Nine Months Ended
	September 30,
	2026	2025
Net income	$9,475	$6,775
Weighted-average common shares outstanding	6,297	6,219
Basic and diluted earnings per share	$1.50	$1.09

Item 2.  First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2026 compared to quarter ended September 30, 2025

First Keystone Corporation realized earnings for the three months ended September 30, 2026 of $3,739,000, an increase of $931,000 from the third quarter of 2025. The increase in net income for the three months ended September 30, 2026 was primarily due to increased interest on excess cash balances held at the Federal Reserve.

On a per share basis, for the three months ended September 30, 2026, net income was $0.59 compared to earnings of $0.45 per share for the same three month period of 2025. Quarterly regular cash dividends amounted to $0.28 per share for the three months ended September 30, 2026 and 2025.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest and loan fee income less interest expense. In the three months ended September 30, 2026, interest income amounted to $20,831,000, an increase of $1,071,000 or 5.4% from the three months ended September 30, 2025, while interest expense amounted to $10,261,000 in the three months ended September 30, 2026, an increase of $5,000 or 0.0% from the three months ended September 30, 2025. As a result, net interest income increased $1,066,000 or 11.2% to $10,570,000 from $9,504,000 for the same period in 2025.

The Company’s net interest margin for the three months ended September 30, 2026 was 2.73% compared to 2.64% for the same period in 2025. The increase in net interest margin was primarily a result of increased interest on interest bearing deposits in other banks.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the three months ended September 30, 2026, carried a recovery balance of $436,000, compared to a provision balance of $255,000 for the three months ended September 30, 2025. The decrease in the provision for credit losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. Charge-off and recovery activity in the allowance for credit losses resulted in net charge-offs of $46,000 and $17,000 for the three months ended September 30, 2026 and 2025, respectively. The net charge-offs realized for the three months ended September 30, 2026 mainly resulted from a charge-off of $43,000 on a commercial loan related to a mixed-use property containing residential apartments and a retail space. See Allowance for Credit Losses on page 53 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $2,099,000 for the three months ended September 30, 2026, as compared to $1,906,000 for the same period in 2025, an increase of $193,000, or 10.1%.

Net securities gains increased $8,000 to a net gain of $117,000 for the three months ended September 30, 2026 as compared to net gains of $109,000 for the three months ended September 30, 2025. The increase in net securities gains was the result of an increase in the mark-to-market adjustment on held equity securities during the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025.

Trust department income increased $20,000 or 7.7% to $279,000 for the three months ended September 30, 2026 as compared to the same period in 2025. Service charges and fees income increased $205,000 or 31.5% for the three months ended September 30, 2026 as compared to the same period in 2025 due to increased prepayment penalties. Cash surrender value of life insurance increased $6,000 or 3.5% to $178,000 for the three months ended September 30, 2026. Gains on sales of mortgage loans decreased $59,000 or 100.0% for the three months ended September 30, 2026. Other non-interest income decreased $8,000 or 10.0% to $72,000 for the three months ended September 30, 2026.

NON-INTEREST EXPENSE

Total non-interest expense was $8,610,000 for the three months ended September 30, 2026, as compared to $8,002,000 for the three months ended September 30, 2025.

Salaries and employee benefits amounted to $4,416,000 or 51.3% of total non-interest expense for the three months ended September 30, 2026, as compared to $4,073,000 or 50.9% of total non-interest expense for the three months ended September 30, 2025. The increase was mainly the result of higher health care costs during the quarter ended September 30, 2026 as compared to the same period of 2025.

Net occupancy, furniture and equipment, and computer expense amounted to $1,321,000 for the three months ended September 30, 2026, an increase of $118,000 or 9.8% which was mainly due to an increase in expense related to various new software systems that were implemented throughout 2025 and the first three quarters of 2026. Expenses related to professional services increased $75,000 or 18.4% to $482,000 as of the quarter ended September 30, 2026 compared to the same quarter of 2025. The increase was due to normal annual increases in accounting audit expenses and legal fees related to the Company’s subordinated debt holdings during the third quarter of 2026. Pennsylvania shares tax expense amounted to $262,000 for the three months ended September 30, 2026, a decrease of $90,000 or 25.6% as compared to the three months ended September 30, 2025.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense amounted to $180,000 for the three months ended September 30, 2026, a decrease of $123,000 or 40.6% as compared to the same period in 2025. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $354,000 for the three months ended September 30, 2026, an increase of $33,000 or 10.3% as compared to the three months ended September 30, 2025. The increase was mainly due to increased electronic funds transfer fees in the third quarter of 2026. Data processing expenses amounted to $383,000 for the three months ended September 30, 2026 as compared to $366,000 for the same period of 2025, an increase of $17,000 or 4.6% mainly due to increases in internet banking and core service fees.

Advertising expense amounted to $89,000 in the third quarter of 2026, a decrease of $8,000 or 8.2% as compared to the three months ended September 30, 2025 as the Company utilized less newspaper and digital advertising during the third quarter of 2026.

Other non-interest expense amounted to $1,123,000 for the three months ended September 30, 2026, an increase of $243,000 or 27.6% as compared to the three months ended September 30, 2025. The increase was mainly due to a loss on extinguishment of debt of $217,000 related to the Company’s 2030 subordinated debt notes which were redeemed on September 30, 2026.

INCOME TAXES

Income tax expense amounted to $756,000 for the three months ended September 30, 2026, as compared to income tax expense of $345,000 for the three months ended September 30, 2025, an increase of $411,000. The effective total income tax rate was 16.8% for the three months ended September 30, 2026 as compared to 10.9% for the three months ended September 30, 2025. The increase in the effective tax rate was mainly due to higher overall operating income, with minimal change to tax-exempt income. The Company recognized $210,000 of tax credits from low-income housing partnerships during both the three months ended September 30, 2026 and 2025.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

First Keystone Corporation realized earnings for the nine months ended September 30, 2026 of $9,475,000, an increase of $2,700,000 from the same period in 2025. The increase in net income for the nine months ended September 30, 2026 was primarily due to increased interest on interest bearing deposits in other banks of $3,464,000, primarily related to excess cash balances held at the Federal Reserve, a recovery of provision for credit losses which amounted to an increase in income of $1,894,000, and an increase in interest and fees on loans of $690,000 during the nine months ended September 30, 2026, offset by an increase of $676,000 in interest expense related to interest paid on the Company’s outstanding subordinated debt due to the contracted change from fixed rate at 4.375% to floating rate at 7.745% which transpired in 2026, a $605,000 increase in salaries and employee benefits expense, and an increase of $717,000 in income tax expense.

On a per share basis, net income was $1.50 for the nine months ended September 30, 2026 compared to $1.09 for the same period in 2025. Cash dividends amounted to $0.84 per share for the nine months ended September 30, 2026 and 2025.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest and loan fee income less interest expense. For the nine months ended September 30, 2026, interest income amounted to $60,049,000, an increase of $3,195,000 or 5.6% from the nine months ended September 30, 2025, while interest expense amounted to $30,032,000 in the nine months ended September 30, 2026 an increase of $957,000 or 3.3% from the nine months ended September 30, 2025. As a result, net interest income increased $2,238,000 or 8.1% to $30,017,000 from $27,779,000 for the same period in 2025. The increase was primarily due to growth in interest bearing deposits in other banks and interest and fees on loans during the nine months ended September 30, 2026, offset by increased interest on deposits and subordinated debt and decreases in the balance of taxable securities due to run-off of principal and interest without replacement.

The Company’s net interest margin for the nine months ended September 30, 2026 was 2.66% compared to 2.67% for same period in 2025. The decrease in net interest margin was primarily a result of increases in interest on deposits and subordinated debt and a decrease in income related to taxable securities.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the nine months ended September 30, 2026, carried a recovery balance of $1,125,000, compared to a provision balance of $769,000 for the nine months ended September 30, 2025. The decrease in the provision for credit losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. Charge-off and recovery activity in the allowance for credit losses resulted in net recoveries of $10,000 and net charge-offs of $441,000 for the nine months ended September 30, 2026 and 2025, respectively. The increased balance of net charge offs for the nine months ended September 30, 2025 was mainly the result of charge-offs completed on two loans during the first nine months of 2025. Charge-offs of $162,000 were completed on a loan to a trucking transportation business and a charge off of $245,000 was completed on a loan to a manufacturer of hemp-based biodegradable plastic food containers. See Allowance for Credit Losses on page 53 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $6,057,000 for the nine months ended September 30, 2026, as compared to $5,463,000 for the same period in 2025, an increase of $594,000, or 10.9%.

Trust department income was $860,000 for the nine months ended September 30, 2026 an increase of $60,000 or 7.5% as compared to the same period in 2025. Service charges and fee income increased $198,000 or 11.3% for the nine months ended September 30, 2026. The increase was due to an increase in prepayment penalties in 2026. Cash surrender value of life insurance increased $30,000 or 6.1% to $522,000 for the nine months ended September 30, 2026, as compared to $492,000 for the nine months ended September 30, 2025.

ATM fees and debit card income increased $45,000 or 2.7% to $1,741,000 for the nine months ended September 30, 2026. Gains on sales of mortgage loans decreased $38,000 or 39.2% to $59,000 for the first three quarters of 2026. This was due to fewer loans sold and at a lower average gain on individual loans sold in the first nine months of 2026 as compared to the same period in 2025.

Net securities gains increased $537,000 to a net gain of $665,000 for the nine months ended September 30, 2026 as compared to a net gain of $128,000 for the nine months ended September 30, 2025. The increase in net securities gains was the result of an increase in the mark-to-market adjustment on held equity securities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Other non-interest income amounted to $256,000 for the nine months ended September 30, 2026, an increase of $17,000 or 7.1% as compared to the same period of 2025. The increase was mainly the result of a recovery of funds related to a prior defalcation loss.

NON-INTEREST EXPENSE

Total non-interest expense was $26,221,000 for the nine months ended September 30, 2026, as compared to $24,912,000 for the nine months ended September 30, 2025. Non-interest expense increased $1,309,000 or 5.3%.

Salaries and employee benefits amounted to $13,611,000 or 51.9% of total non-interest expense for the nine months ended September 30, 2026, as compared to $13,006,000 or 52.2% for the nine months ended September 30, 2025. The increase was mainly the result of normal employee merit increases and increased health care costs during the first three quarters of 2026.

Net occupancy, furniture and equipment, and computer expense amounted to $4,018,000 for the nine months ended September 30, 2026, an increase of $411,000 or 11.4%. The increase was mainly due to an increase in expense related to various new software systems that were implemented throughout 2025 and the first three quarters of 2026. Expenses related to professional services increased $227,000 or 19.6% to $1,386,000 for the nine months ended September 30, 2026. The increase was due to normal annual increases in accounting audit expenses and legal fees related to the Company’s subordinated debt holdings during 2026. Pennsylvania shares tax expense amounted to $805,000 for the nine months ended September 30, 2026, a decrease of $35,000 or 4.2% as compared to the nine months ended September 30, 2025.

FDIC insurance expense decreased $93,000 or 10.2% for the nine months ended September 30, 2026. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $963,000 for the nine months ended September 30, 2026, an increase of $89,000 or 10.2% as compared to the nine months ended September 30, 2025. This increase was a result of higher electronic funds transfer expenses for the nine months ended September 30, 2026, as compared to the same period in 2025. Data processing expenses amounted to $1,196,000 for the nine months ended September 30, 2026, an increase of $88,000 or 7.9% as compared to the nine months ended September 30, 2025. The increase was mainly the result of increased internet banking and core service fees.

Advertising expense decreased $69,000 or 20.3% during the nine months ended September 30, 2026. This decrease was mainly the result of the Company utilizing less newspaper and digital advertising during the first three quarters of 2026 as compared to the same period in 2025.

Other non-interest expense amounted to $3,148,000 for the nine months ended September 30, 2026, an increase of $86,000 or 2.8% as compared to the nine months ended September 30, 2025. The increase was mainly due to a loss on extinguishment of debt of $217,000 related to the Company’s 2030 subordinated debt notes which were redeemed on September 30, 2026 and an increase of $115,000 in miscellaneous collections department expenses associated with non-accrual loans, offset with a decrease of $307,000 related to a fraud write-off that was recognized during the nine months ended September 30, 2025.

INCOME TAXES

Income tax expense amounted to $1,503,000 for the nine months ended September 30, 2026, as compared to income tax expense of $786,000 for the nine months ended September 30, 2025, an increase of $717,000. The effective total income tax rate was 13.7% for the nine months ended September 30, 2026 as compared to 10.4% for the nine months ended September 30, 2025. The increase in the effective tax rate was mainly due to higher overall operating income with minimal change to tax-exempt income. The Company recognized $630,000 of tax credits from low-income housing partnerships during both the nine months ended September 30, 2026 and 2025.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $1,726,469,000 as of September 30, 2026, an increase of $195,492,000 from year-end 2025. Total assets as of December 31, 2025 amounted to $1,530,977,000.

Total cash and cash equivalents increased by $210,875,000 to $332,124,000 as of September 30, 2026 from $121,249,000 as of December 31, 2025. The increase was mainly the result of an increase of $209,413,000 in interest-bearing deposits in other banks due to an increase in excess cash balances held at the Federal Reserve resulting from increased deposits and cashflows from investment portfolio runoff that was not reinvested.

Total debt securities available-for-sale decreased $21,333,000 or 5.4% to $372,893,000 as of September 30, 2026 from $394,226,000 at December 31, 2025 mainly due to $51,481,000 in maturities, paydowns, and calls completed during the nine months ended September 30, 2026, offset by $42,598,000 in securities purchased during the same period.

Total net loans increased $2,721,000 or 0.3% to $941,734,000 as of September 30, 2026 from $939,013,000 as of December 31, 2025. Real estate loans, the largest segment of the Company’s loan portfolio, decreased by $5,683,000 during the nine months ended September 30, 2026, commercial and industrial loans, the second largest segment of the Company’s loan portfolio, increased by $2,626,000 during the nine months ended September 30, 2026, and loans to state and political subdivisions, the third largest segment of the Company’s loan portfolio increased by $4,770,000 during the nine months ended September 30, 2026. The allowance for credit losses also decreased by $1,115,000 during the nine months ended September 30, 2026.

Total deposits increased $178,356,000 or 15.7% to $1,315,793,000 from $1,137,437,000 as of December 31, 2025, mainly due to an increase of $118,936,000 in the balance of interest bearing deposits due to an increase of $84,133,000 in the balance of NOW checking accounts and a $24,123,000 increase in the balance of money market accounts. Non-interest bearing deposits also increased by $59,420,000 during the nine months ended September 30, 2026 due to an increase of $58,467,000 in the balance of non-interest checking accounts.

The Company continues to maintain and manage its asset growth. The Company’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased during the nine months ended September 30, 2026 by $1,474,000 to $244,319,000 from $242,845,000 as of December 31, 2025. The increase in borrowings was the result of an increase of $1,474,000 in the balance of repurchase agreements. Subordinated debentures increased by $7,500,000 during the nine months ended September 30, 2026 as $25,000,000 of outstanding subordinated debt notes were redeemed and replaced with $32,500,000 in newly issued subordinated debt notes during the third quarter of 2026.

Total stockholders’ equity amounted to $113,264,000 at September 30, 2026, an increase of $204,000 or 0.2% from December 31, 2025 mainly due to increases in retained earnings and surplus of $4,186,000 and $829,000, respectively, offset by a decrease of $4,912,000 in accumulated other comprehensive loss.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Company as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Company maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 95.8% at September 30, 2026 and 95.1% at September 30, 2025. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

The Company’s primary earning asset, the loans held for investment portfolio, increased to $948,557,000 as of September 30, 2026, up $1,272,000 or 0.1% since year-end 2025. The loan portfolio continues to be well diversified. Total non-performing assets were $19,127,000 as of September 30, 2026, an increase of $2,208,000 or 13.05% from $16,919,000 reported in non-performing assets as of December 31, 2025. Total allowance for credit losses to total non-performing assets was 43.38% as of September 30, 2026 and 55.63% at December 31, 2025. See the Non-Performing Assets section on page 56 for more information.

In addition to loans, another primary earning asset is our overall securities portfolio, which decreased in size from December 31, 2025 to September 30, 2026 mainly due to normal runoff in the securities portfolio which was not reinvested. Debt securities available-for-sale amounted to $372,893,000 as of September 30, 2026, a decrease of $21,333,000 from year-end 2025. The decrease in debt securities available-for-sale is mainly due to $51,481,000 in maturities, paydowns, and calls completed during the nine months ended September 30, 2026, offset by $42,598,000 in securities purchased during the same period.

Interest-bearing deposits in other banks increased $209,413,000 as of September 30, 2026, to $321,907,000 from $112,494,000 at year-end 2025 mainly due to an increase in excess cash balances held at the Federal Reserve as a result of increased deposit balances and excess cashflows from activity in the debt securities available-for-sale portfolio which were not reinvested during the nine months ended September 30, 2026.

LOANS

Total loans increased to $948,210,000 as of September 30, 2026 as compared to $946,661,000 as of December 31, 2025. The table on page 21 provides data relating to the composition of the Company’s loan portfolio on the dates indicated. Total loans increased by $1,549,000 or 0.2%.

The Real Estate portfolio decreased $5,683,000 or 0.7% from $853,668,000 at December 31, 2025 to $847,985,000 at September 30, 2026. The decrease in the Real Estate portfolio for the nine months ended September 30, 2026 was mainly the result of $126,884,000 in new loan originations and an increase in utilization of existing real estate lines of credit of $8,543,000, offset by loan payoffs of $100,507,000 along with regular principal payments (which have significantly increased for the Company’s Real Estate portfolio for the nine months ended September 30, 2026 as compared to prior periods) and other typical fluctuations in the Real Estate portfolio. The Agricultural portfolio increased $230,000 or 23.4% from $984,000 at December 31, 2025 to $1,214,000 at September 30, 2026. The increase in the Agricultural portfolio for the nine months ended September 30, 2026 was mainly the result of an increase of $109,000 in utilization of existing agricultural lines of credit, along with three loans carrying an aggregate balance of $257,000 which were reclassed from the Real Estate portfolio to the Agricultural portfolio during the first three quarters of 2026, offset by regular principal payments and other typical fluctuations in the Agricultural portfolio. The Commercial and Industrial portfolio increased $2,626,000 or 3.9% from $66,924,000 at December 31, 2025 to $69,550,000 at September 30, 2026. The increase was attributable to $10,192,000 in new loan originations and an increase of $113,000 in utilization of existing commercial and industrial lines of credit, offset by loan payoffs of $2,381,000 and regular principal payments and other typical amortization in the Commercial and Industrial portfolio. The Consumer portfolio decreased $394,000 or 8.0% from $4,953,000 at December 31, 2025 to $4,559,000 at September 30, 2026. The decrease is mainly attributable to loan payoffs of $1,096,000 and a decrease in utilization of consumer lines of credit of $94,000, along with regular principal payments and other typical amortization in the Consumer portfolio, offset by new loan originations of $1,745,000. The State and Political Subdivisions portfolio increased $4,770,000 or 23.7% from $20,132,000 at December 31, 2025 to $24,902,000 at September 30, 2026. The increase was attributable to $11,660,000 in new loan originations, offset by a decrease in utilization of existing state and political subdivision lines of credit of $3,398,000 and loan payoffs of $1,378,000, along with regular principal payments on state and political subdivisions loans completed during the nine months ended September 30, 2026.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $906,413,000 or 95.6% of gross loans are graded Pass; $17,375,000 or 1.8% are graded Special Mention; $24,422,000 or 2.6% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Credit Losses for risk grading tables. Overall, non-pass grades increased $13,006,000 to $41,797,000 at September 30, 2026, as compared to $28,791,000 at December 31, 2025. Real Estate non-pass grades increased $2,551,000 to $31,009,000 as of September 30, 2026 as compared to $28,458,000 as of December 31, 2025. Commercial and Industrial non-pass grades increased $10,449,000 to $10,759,000 as of September 30, 2026 as compared to $310,000 as of December 31, 2025. The increase in Commercial and Industrial non-pass grades during the nine months ended September 30, 2026 was mainly the result of the downgrade of one loan relationship to Special Mention status which carried an aggregate balance of $10,433,000, related to a plastic injection molding company. Consumer non-pass grades increased $6,000 to $29,000 as of September 30, 2026 as compared to $23,000 as of December 31, 2025. There were no Agricultural or State and Political Subdivision non-pass grades at September 30, 2026 or December 31, 2025.

The Company continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	September 30,	December 31,
	2026	2025
Real Estate	$847,985	$853,668
Agricultural	1,214	984
Commercial and Industrial	69,550	66,924
Consumer	4,559	4,953
State and Political Subdivisions	24,902	20,132
Total Loans	$948,210	$946,661

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses constitutes the amount available to absorb losses within the loan portfolio. As of September 30, 2026 the allowance for credit losses was $8,297,000 as compared to $9,412,000 as of December 31, 2025. The allowance for credit losses is established through a provision for credit losses charged to expenses. Loans are charged against the allowance for possible credit losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for credit losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, that might be incurred in the future. On a quarterly basis, management evaluates the qualitative factors utilized in the calculation of the Company’s allowance for credit losses and various adjustments are made to these factors as deemed necessary at the time of evaluation. The following table summarizes the qualitative factor adjustments made during the first, second and third quarters of 2026.

Quarter Ended March 31, 2026:
Loan Segment	Qualitative Factor	Basis Point Increase (Decrease)
Loans to finance construction, land development, and other land loans	Delinquency Trends	(4)
Loans secured by first liens	Delinquency Trends	4
Loans secured by junior liens	Delinquency Trends	8
Loans secured by multifamily properties	Delinquency Trends	4
Loans to finance agricultural production and other loans to farmers	Delinquency Trends	28
Other consumer loans	Delinquency Trends	(4)
Loans secured by owner occupied, non-farm, non-residential properties	Volume Trends	(4)
Loans to finance agricultural production and other loans to farmers	Volume Trends	(4)

Quarter Ended June 30, 2026:
Loan Segment	Qualitative Factor	Basis Point Increase (Decrease)
Loans to finance construction, land development, and other land loans	Delinquency Trends	4
Loans to finance agricultural production and other loans to farmers	Delinquency Trends	(20)
Other revolving credit plans	Delinquency Trends	4
Loans secured by owner occupied, non-farm, non-residential properties	Volume Trends	4
Loans secured by other non-farm, non-residential properties	Volume Trends	(4)
Commercial and industrial loans	Volume Trends	(4)

Quarter Ended September 30, 2026:
Loan Segment	Qualitative Factor	Basis Point Increase (Decrease)
Loans to finance construction, land development, and other land loans	Delinquency Trends	(4)
Loans secured by revolving, open-end 1-4 family residential properties	Delinquency Trends	8
Loans secured by junior liens	Delinquency Trends	8
Loans to finance agricultural production and other loans to farmers	Delinquency Trends	20
Commercial and industrial loans	Delinquency Trends	4
Other revolving credit plans	Delinquency Trends	(4)
Loans secured by owner occupied, non-farm, non-residential properties	Volume Trends	(4)
Loans to finance agricultural production and other loans to farmers	Volume Trends	4
Other revolving credit plans	Volume Trends	4

Total past due loans increased by $12,280,000 during the nine months ended September 30, 2026 from $12,616,000 at December 31, 2025 to $24,896,000 at September 30, 2026. The increase in past due loans during the nine months ended September 30, 2026 was mainly attributable to one non-accrual loan carrying a balance of $9,263,000 that was past due as of September 30, 2026. The loan was individually evaluated for impairment due to its non-accrual status and had a specific allocation of $533,000 recorded under the allowance for credit losses as of September 30, 2026. The loan was on non-accrual status as of December 31, 2025 but was paid current at that time. As of December 31, 2025, the loan was individually evaluated for impairment and carried a specific allocation of $973,000. The reduction of $440,000 in the specific allocation (and subsequently the allowance for credit losses overall) was due to payments made on the loan, bringing the loan balance closer to the appraised value of the underlying collateral.

Non-performing assets increased by $2,208,000 during the nine months ended September 30, 2026 from $16,919,000 at December 31, 2025 to $19,127,000 at September 30, 2026. The increase in non-performing assets for the nine month period was mainly the result of an increase of $2,354,000 in the balance of non-accrual loans which increased from $16,773,000 at December 31, 2025 to $19,127,000 at September 30, 2026 mainly due to the addition of a loan relationship containing five loans to a real estate investor carrying an aggregate balance of $2,033,000. None of the loans moved to non-accrual status during the nine months ended September 30, 2026 were determined to require a specific allocation as a result of the individual evaluation analysis performed.

Despite increases in the balances of past due loans, non-performing assets, and non-accruals during the nine months ended September 30, 2026, the overall balance of the allowance for credit losses decreased during the nine month period mainly as a result of the following factors: (1) a decrease in the outstanding principal balance and calculated historical loss rate for loans secured by multifamily residential properties which reduced the allowance for credit losses by $329,000, (2) a decrease in the outstanding principal balance and calculated historical loss rate for loans secured by other non-owner occupied, non-farm, non-residential properties which reduced the allowance for credit losses by $189,000, (3) a decrease in the outstanding principal balance and calculated historical loss rate for loans secured by owner-occupied, non-farm, non-residential properties which reduced the allowance for credit losses by $200,000 and (4) a reduction of $440,000 in the specific allocation on an individually evaluated loan due to payments made on the loan, bringing the loan balance closer to the appraised value of the underlying collateral.

The Analysis of Allowance for Credit Losses table contains an analysis of the allowance for credit losses indicating charge-offs and recoveries for the nine months ended September 30, 2026 and 2025. Net recoveries as a percentage of average loans was 0.001% for the nine months ended September 30, 2026, compared to net charge-offs of 0.046% for the nine months ended September 30, 2025. Net recoveries amounted to $10,000 for the nine months ended September 30, 2026 and net charge-offs amounted to $441,000 for the nine months ended September 30, 2025. The increased balance of net charge offs for the nine months ended September 30, 2025 was mainly the result of charge-offs completed on two loans during the first nine months of 2025. Charge-offs of $162,000 were completed on a loan to a trucking transportation business and a charge off of $245,000 was completed on a loan to a manufacturer of hemp-based biodegradable plastic food containers.

For the nine months ended September 30, 2026, the provision for credit losses carried a recovery balance of $1,125,000, compared to the nine months ended September 30, 2025, when the provision for credit losses was $769,000. The provision, net of charge-offs and recoveries, resulted in the quarter end allowance for credit losses of $8,297,000, of which 93.56% was attributed to the Real Estate component, 0.06% attributed to the Agricultural component, 4.85% attributed to the Commercial and Industrial component, 0.81% attributed to the Consumer component, and 0.72% attributed to the State and Political Subdivisions component (refer to the activity in Note 4 – Loans and Allowance for Credit Losses on page 13).

Analysis of Allowance for Credit Losses

(Dollars in thousands)
	September 30,	September 30,
As of and for the nine months ended:	2026	2025
Beginning Balance	$9,412	$7,672

Charge-offs:
Real Estate	—	17
Agricultural	—	—
Commercial and Industrial	50	426
Consumer	58	29
State and Political Subdivisions	—	—
	108	472
Recoveries:
Real Estate	74	1
Agricultural	—	—
Commercial and Industrial	37	28
Consumer	7	2
State and Political Subdivisions	—	—
	118	31

Net (recoveries) charge-offs	(10)	441
(Recovery of) provision expense charged to operations	(1,125)	769
Balance at end of period	$8,297	$8,000

Ratio of net (recoveries) charge-offs during the period to average loans outstanding during the period	(0.001)%	0.046%
Allowance for credit losses to average loans outstanding during the period	0.880%	0.834%

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

With the Bank’s manageable level of net charge-offs and recoveries along with the additions to the reserve from the provision out of operations, the allowance for credit losses as a percentage of year-to-date average loans amounted to 0.880% and 0.834% at September 30, 2026 and 2025, respectively.

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

Total non-performing assets amounted to $19,127,000 as of September 30, 2026, as compared to $16,919,000 as of December 31, 2025. The economic growth for the third quarter of 2026 has remained stagnant compared to year-end 2025. Consumer spending is slowing as inflation remains high and has increased due to the current war with Iran. As of September 2026, the inflation rate was 3.7% compared to 3.5% as of June 2026, 3.3% as of March 2026, and 2.7% as of December 2025, all above the Federal Reserve Board’s desired rate of 2.0%. Inflation had been on the rise in 2025 due in large part to the imposition and threat of tariffs. Inflation soared during the first quarter 2026 due to the war with Iran creating much instability in the energy market, causing fuel prices to skyrocket. Fuel prices were on the rise again during the second quarter of 2026 following the breakdown of the cease fire agreement between the US and Iran. Moving into the third quarter of 2026, fuel prices again have risen sharply as attempts to end the war have all but failed. Additionally, layoffs from the federal government increased unemployment levels. Layoffs from large corporations from the public sector have also continued through the first nine months of 2026. Many economists and influential thinkers still believe that the economy is moving forward despite certain forecasts and predictors. The concern of a recession is still being discussed in relation to various countries. This has the Federal Reserve looking very cautiously at their next move. This will depend heavily on which direction inflation and unemployment levels are trending. The new Federal Reserve Chairman will have a very difficult landscape to navigate. The war between Ukraine and Russia continues to deeply pierce the landscape of the world as well. The conflict with Israel and Palestine has quieted, as has the conflict with the US and Venezuela and the contemplated conflict with the US and Cuba. However, there is still much debate and concern regarding how these conflicts may fare as the year moves closer to an end. The continuing dispute over whether to continue US support of Ukraine and Israel in ongoing war efforts has been a strain on the economy. Values of new and used homes and automobiles have remained high. Higher interest rates have added to the curtailed borrowing and recent events have led many to believe that the Fed will look to increase rates once more before the end of 2026. Consumer savings is dwindling and credit balances are growing. Supply chains are back up and running efficiently in many areas. Labor continues to be costly and unpredictable. These forces have had a direct effect on the Company’s non-performing assets. The Company is closely monitoring all segments of its loan portfolio because of the current uncertain economic environment. Non-accrual loans totaled $19,127,000 as of September 30, 2026, as compared to $16,773,000 as of December 31, 2025. There were no foreclosed assets held for resale as of September 30, 2026 and December 31, 2025. There were no loans past-due 90 days or more and still accruing interest at September 30, 2026, compared to December 31, 2025 when there was one loan past-due 90 days or more and still accruing interest which carried a balance of $146,000.

Non-performing assets to total loans was 2.02% at September 30, 2026 and 1.79% at December 31, 2025. Non-performing assets to total assets was 1.11% at September 30, 2026, compared to 1.11% at December 31, 2025. The allowance for credit losses to total non-performing assets was 43.38% as of September 30, 2026 as compared to 55.63% as of December 31, 2025. Additional detail can be found on page 60 in the Non-Performing Assets and Individually Evaluated Loans table and page 31 in the Non-Performing Assets table. Asset quality is a priority and the Company retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts and engages an annual external loan review.

Performing substandard loans, which have not been designated for individual evaluation to determine expected credit losses, have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not designated for individual evaluation amounted to $5,925,000 at September 30, 2026 and $7,668,000 at December 31, 2025.

Individually evaluated loans were $19,406,000 at September 30, 2026 compared to $17,052,000 at December 31, 2025. The largest individually evaluated loan relationship at September 30, 2026 consisted of a non-performing loan to a borrower engaged in the hotel operations business. The loan is secured by commercial real estate and carried a balance of $9,263,000 and a specific allocation of $533,000 as of September 30, 2026. The second largest individually evaluated loan relationship at September 30, 2026 consisted of a non-performing loan granted to a real estate developer for the purpose of renovating the property into luxury residential rentals. The loan is secured by commercial real estate and carried a balance of $2,382,000 as of September 30, 2026, net of $2,000,000 that had been charged off to date. The third largest individually evaluated loan relationship at September 30, 2026 consisted of five non-performing loans to a real estate investor which are all secured by commercial real estate. At September 30, 2026, the loans carried an aggregate balance of $2,033,000.

The Company determines the need for individual evaluation of loans based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $19,406,000 in individually evaluated loans at September 30, 2026, none were located outside of the Company’s primary market area.

During the nine months ended September 30, 2026, there were eight modifications granted on loans to borrowers experiencing financial difficulty which carried a combined post modification recorded investment of $14,227,000. The loan modifications granted during the nine months ended September 30, 2026 consisted of one payment modification that allowed a full payment deferral for a period of six months, one payment modification that allowed a period of interest-only payments of six months, one payment modification that extended the interest-only draw period on the loan for an additional six months, one payment modification that adjusted the amortization schedule on the loan from 240 months to 360 months, one payment modification that allowed a period of interest-only payments of nine months, one term modification that converted the loan from a time note to a term loan, one modification that extended the interest-only draw period on the loan for an additional six months and extended the maturity of the loan for an additional six months, and one modification that allowed a period of interest-only payments of four months and extended the maturity of the loan by an additional four months. During the year ended December 31, 2025, there were six modifications granted on loans to borrowers experiencing financial difficulty which carried a combined post modification recorded investment of $12,671,000. The loan modifications granted during the year ended December 31, 2025 consisted of one payment modification that allowed a full payment deferral of three months, two payment modifications that allowed interest-only payments for a period of six months, one payment modification that allowed a period of interest-only payments of eleven months, one payment modification that allowed a period of interest-only payments on twelve months, and one modification that allowed taxes to be paid by the Company on behalf of the borrower and appended on to the principal amount outstanding on the loan.

The outstanding recorded investment of loans to borrowers experiencing financial difficulty was $15,608,000 at September 30, 2026 and $12,661,000 at December 31, 2025. At September 30, 2026, there were unfunded commitments of $1,390,000 related to modified loans to borrowers experiencing financial difficulty, compared to December 31, 2025 when there were no unfunded commitments on modified loans to borrowers experiencing financial difficulty. At September 30, 2026, there were two modifications of loans to borrowers experiencing financial difficulty carrying a combined outstanding recorded investment of $9,561,000 that were not in compliance with the terms of their restructure, compared to December 31, 2025, when there were two modifications of loans to borrowers experiencing financial difficulty carrying a combined outstanding recorded investment of $439,000 that were not in compliance with the terms of their restructure.

Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding September 30, 2026, six loans experienced payment defaults during the nine months ended September 30, 2026. One loan carrying a balance of $299,000 experienced a payment default during the three and nine months ended September 30, 2026 but was paid current as of September 30, 2026, one loan carrying a balance of $9,263,000 experienced a payment default during the three and nine months ended September 30, 2026 and remained in past due status as of September 30, 2026, one loan carrying a balance of $5,000 experienced a payment default during the three and nine months ended September 30, 2026 but was paid current as of September 30, 2026, and one loan carrying a balance of $325,000 experienced a payment default during the nine months ended September 30, 2026 but was paid current as of September 30, 2026. There were also two modifications of loans to borrowers experiencing financial difficulty completed during the twelve months preceding September 30, 2026 that experienced payment defaults during the nine months ended September 30, 2026 which were paid off prior to September 30, 2026. Of the modifications of loans to borrowers experiencing financial difficulty that were completed during the twelve months preceding September 30, 2025, two loans experienced payment defaults during the nine months ended September 30, 2025. One loan carrying a balance of $421,000 experienced a payment default during the three and nine months ended September 30, 2025 and remained in past due status as of September 30, 2025. One loan carrying a balance of $107,000 experienced a payment default during the three and nine months ended September 30, 2025 and remained in past due status as of September 30, 2025.

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

The economic climate remains unstable. The most recent conflict with Iran has heightened in intensity and has created increased volatility with oil prices causing much concern due to the impact on various industries and individuals, as well as the direct effect on inflation. The war between Ukraine and Russia continues into its fifth year with little hope of a long-term resolution. Inflationary pressures remain elevated and have seen substantial increases in 2026 as compared to 2025. The increase is tied directly to energy costs, most specifically the increased oil prices worldwide caused by the war with Iran. Fiscal policies and Presidential referendums have only exacerbated the issue. Upcoming midterm elections have created heightened friction between parties. This fuels much debate, speculation, and concern regarding the appropriate actions to be taken to overcome the effects of monetary policy adjustments, tariffs, federal government shutdown, and continuing large federal and corporate layoffs that have occurred. Intense political turmoil, commodity prices remaining high, sustained fuel prices at very high levels, small businesses closing, larger corporations cutting jobs, unprecedented weather conditions seen around the world, and the uncertainty of where the Federal Reserve may go from here in regard to rates have all exacerbated the difficulties in the national and state economy. Experts at all levels continue to ascertain the intermediate or long-term effects of such issues. The Company may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of individually evaluated loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Company’s allowance for credit losses could be required. The extent of the impact of these stressors on the Company’s operational and financial performance will depend on certain developments including reactions to inflationary controls enacted, the labor force, the longevity of the wars, the ongoing political landscape, and the looming worldwide discord, and any after-effects of these factors. These factors may not immediately impact the Company’s operational and financial performance, as the effects of these factors may lag into the future. The Company is also susceptible to the impact of economic and fiscal policy factors that may evolve in the current economic environment.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of September 30, 2026 and December 31, 2025, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Individually Evaluated Loans

(Dollars in thousands)	September 30,	December 31,
	2026	2025
Non-performing assets
Non-accrual loans	$19,127	$16,773
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	—	146
Total non-performing assets	$19,127	$16,919

Individually evaluated loans
Non-accrual loans	$19,127	$16,773
Other Individually Evaluated loans	279	279
Total individually evaluated loans	19,406	17,052
Allocated allowance for credit losses	(533)	(973)
Net investment in individually evaluated loans	$18,873	$16,079

Individually evaluated loans with a valuation allowance	$9,752	$9,703
Individually evaluated loans without a valuation allowance	9,654	7,349
Total individually evaluated loans	$19,406	$17,052

Allocated valuation allowance as a percent of individually evaluated loans	2.75%	5.71%
Individually evaluated loans to total loans	2.05%	1.80%
Non-performing assets to total loans	2.02%	1.79%
Non-performing assets to total assets	1.11%	1.11%
Allowance for credit losses to individually evaluated loans	42.75%	55.20%
Allowance for credit losses to total non-performing assets	43.38%	55.63%

Real estate mortgages comprise 89.4% of the loan portfolio as of September 30, 2026, as compared to 90.2% as of December 31, 2025. Real estate mortgages consist of both loans secured by residential and commercial real estate. The Real Estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential component of the Real Estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Company’s market area and are subject to risks associated with the local economy. The loans secured by commercial real estate typically reprice approximately every three to five years and are also concentrated in the Company’s market area. The Company’s loss exposure on its individually evaluated loans continues to be mitigated by collateral positions on these loans. The allocated allowance for credit losses associated with individually evaluated loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits increased $178,356,000 to $1,315,793,000 as of September 30, 2026 as non-interest bearing deposits increased by $59,420,000 and interest bearing deposits increased by $118,936,000 from year-end 2025. The overall increase in non-interest bearing deposits was mainly due to an increase of $58,467,000 in the balance of non-interest checking accounts. The increase in interest-bearing deposits during the nine months ended September 30, 2026 was mainly due to an increase of $98,661,000 in municipal deposits.

Total short-term and long-term borrowings increased to $244,319,000 as of September 30, 2026, from $242,845,000 at year-end 2025, an increase of $1,474,000 or 0.6%. The increase in borrowings during the nine months ended September 30, 2026 was attributable to an increase of $1,474,000 in the balance of repurchase agreements.

On September 30, 2026, the Corporation redeemed all of the outstanding 4.375% Fixed to Floating Rate Notes due December 31, 2030, having an aggregate principal amount of $25,000,000.

Also on September 30, 2026, the Corporation issued $32,500,000 aggregate principal amount of Subordinated Notes due 2036 (the “2036 Notes”). The 2036 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2036 Notes bear a fixed interest rate of 7.50% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the nine months ended September 30, 2026, net income for the period, net of continued payment of dividends, increased capital by $4,186,000. Accumulated other comprehensive loss derived from net unrealized gains on debt securities available-for-sale and interest rate derivatives also impacts capital. At December 31, 2025 accumulated other comprehensive loss was $19,453,000. Accumulated other comprehensive loss stood at $24,365,000 at September 30, 2026, a decrease of $4,912,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s securities portfolio, as well as its decision to sell securities at a gain or loss. The fluctuations from net unrealized gains on debt securities available-for-sale and derivatives do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Company held 231,611 shares of common stock as treasury stock at September 30, 2026 and December 31, 2025, respectively. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of September 30, 2026 and December 31, 2025.

Total stockholders’ equity was $113,264,000 as of September 30, 2026, and $113,060,000 as of December 31, 2025.

At September 30, 2026 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of September 30, 2026 and December 31, 2025:

			Minimum Capital
	September 30,	December 31,	Adequacy with
	2026	2025	Capital Buffer
Tier 1 leverage ratio (to average assets)	9.89%	9.62%	4.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	16.34%	15.17%	7.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	16.34%	15.17%	8.50%
Total risk-based capital ratio	17.17%	16.12%	10.50%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of September 30, 2026, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At September 30, 2026, the Company had $529,042,000 in maximum borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings, and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $6,133,000.

The Company enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Company to repurchase the assets, the Company may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $38,319,000 at September 30, 2026.

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

Net cash flows provided by operating activities were $20,523,000 for the nine months ended September 30, 2026 and $9,195,000 for the nine months ended September 30, 2025. Net income amounted to $9,475,000 for the nine months ended September 30, 2026, compared to $6,775,000 for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the provision for credit losses amounted to a credit/recovery balance of $1,125,000 compared to a provision balance of $769,000 for the nine months ended September 30, 2025. The provision for credit losses on unfunded commitments was $7,000 for the nine months ended September 30, 2026 compared to a release of provision for credit losses on unfunded commitments of $12,000 for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, net discount accretion on securities amounted to $221,000 compared to $5,000 for the nine months ended September 30, 2025. Deferred income taxes amounted to expense of $157,000 and $252,000 during the nine months ended September 30, 2026 and 2025, respectively. Net gains on sales of mortgage loans amounted to $59,000 for the nine months ended September 30, 2026 and $97,000 for the nine months ended September 30, 2025. Originations of mortgage loans originated for sale exceeded proceeds (net of gains/losses) from sales of mortgage loans originated for sale by $290,000 for the nine months ended September 30, 2026 and proceeds (net of gains/losses) from sales of mortgage loans originated for sale exceeded originations of mortgage loans originated for sale by $721,000 for the nine months ended September 30, 2025. Net securities gains amounted to $665,000 for the nine months ended September 30, 2026, compared to net securities gains of $128,000 for the nine months ended September 30, 2025. Accrued interest receivable decreased by $211,000 for the nine months ended September 30, 2026 and increased by $82,000 for the nine months ended September 30, 2025. Accrued interest payable decreased by $14,000 for the nine months ended September 30, 2026 and increased by $1,023,000 for the nine months ended September 30, 2025. Other assets decreased by $297,000 for the nine months ended September 30, 2026 and increased by $94,000 during the nine months ended September 30, 2025. Other liabilities increased $11,680,000 during the nine months ended September 30, 2026, compared to a decrease of $749,000 during the nine months ended September 30, 2025. A gain from bank-owned life insurance proceeds of $255,000 was recognized during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2026 when no gains were recognized in relation to bank-owned life insurance proceeds.

Investing activities provided cash of $7,403,000 for the nine months ended September 30, 2026 and used cash of $19,481,000 for the nine months ended September 30, 2025. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions, net against purchases) provided cash of $8,883,000 and used cash of $10,082,000 during the nine months ended September 30, 2026 and 2025, respectively. Changes in restricted investment in bank stocks used cash of $35,000 for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 when changes in restricted investment in bank stocks provided cash of $40,000. Net increase in loans originated as held for investment used cash of $1,247,000 and $10,347,000 during the nine months ended September 30, 2026 and 2025, respectively. Proceeds from bank-owned life insurance provided cash of $1,237,000 for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2026 when there were no proceeds from bank-owned life insurance. Purchases of premises and equipment used cash of $198,000 and $329,000 during the nine months ended September 30, 2026 and 2025, respectively.

Financing activities provided cash of $182,949,000 and $140,287,000 during the nine months ended September 30, 2026 and 2025, respectively. Deposits increased by $178,356,000 and $146,614,000 during the nine months ended September 30, 2026 and 2025, respectively. Short-term borrowings increased by $1,474,000 and decreased by $1,570,000 during the nine months ended September 30, 2026 and 2025, respectively. Redemption of subordinated debentures amounted to $25,000,000 and proceeds from issuance of subordinated debentures amounted to $32,500,000 during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 when there was no redemption of or proceeds from issuance of subordinated debentures. Dividends paid, net of reinvestment amounted to $4,381,000 for the nine months ended September 30, 2026, compared to $4,757,000 for the nine months ended September 30, 2025.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of rates on assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Company is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Company’s cumulative gap at one year indicates the Company is liability sensitive at September 30, 2026.

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

The table below presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would increase 2.22%, 4.18%, and 5.75% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 3.34%, 9.05%, and 15.26% in the 100, 200 and 300 basis point decreasing rate scenarios presented. All of the forecasts in the increasing and decreasing rate scenarios presented are within the Company’s policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current interest rate environment with federal funds trading in the 375-400 basis point range and many deposit accounts still lagging at markedly lower rates. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Company’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Company’s interest-sensitive assets are able to decline by these amounts. For the nine months ended September 30, 2026 the cost of interest-bearing liabilities averaged 3.28%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 5.32%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At September 30, 2026, net present value is projected to decrease 2.37%, 5.69%, and 9.47% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. Additionally, the 100 basis point immediate decrease in rates is estimated to affect net present value with an increase of 0.68% and the 200 and 300 basis point immediate decreases in rates are estimated to affect net present value with decreases of 1.29%, and 7.47%. All scenarios presented are within the Company’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

September 30, 2026	Projected Change
Effect on Net Interest Income
1-Year Net Interest Income Simulation Projection
+300 bp Shock vs. Stable Rate	5.75%
+200 bp Shock vs. Stable Rate	4.18%
+100 bp Shock vs. Stable Rate	2.22%
Flat rate
‒100 bp Shock vs. Stable Rate	(3.34)%
‒200 bp Shock vs. Stable Rate	(9.05)%
‒300 bp Shock vs. Stable Rate	(15.26)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(9.47)%
+200 bp Shock vs. Stable Rate	(5.69)%
+100 bp Shock vs. Stable Rate	(2.37)%
Flat rate
‒100 bp Shock vs. Stable Rate	0.68%
‒200 bp Shock vs. Stable Rate	(1.29)%
‒300 bp Shock vs. Stable Rate	(7.47)%

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

Company concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness identified as of December 31, 2025. As of September 30, 2026, the material weakness previously identified had not been fully remediated. Accordingly, because the Company’s disclosure controls and procedures rely in part on the effectiveness of its internal control over financial reporting, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026.

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

b)

Changes in internal control over financial reporting. Other than remediation efforts related to the material weakness described above, there were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2026	―	―	―	120,000
August 1 - August 31, 2026	―	―	―	120,000
September 1 - September 30, 2026	―	―	―	120,000
Total	―	―	―	120,000

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended September 30, 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FIRST KEYSTONE CORPORATION
Registrant

November 12, 2026	/s/ Jack W. Jones
Jack W. Jones
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2026	/s/ Stacy L. Gordner
Stacy L. Gordner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)